Form 10-Q
period 2014-09-30
WINDSTREAM CORP; WINDSTREAM HOLDINGS, INC.
filed 2014-11-06
CIK 1585644, 1282266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Commission File Number	I.R.S. Employer Identification No.

Windstream Holdings, Inc.	Delaware	001-32422	46-2847717
Windstream Corporation	Delaware	001-36093	20-0792300

4001 Rodney Parham Road
Little Rock, Arkansas		72212
(Address of principal executive offices)		(Zip Code)

	(501) 748-7000
(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Windstream Holdings, Inc.	☒ YES ☐ NO
Windstream Corporation	☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Windstream Holdings, Inc.	☒ YES ☐ NO
Windstream Corporation	☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Windstream Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☐
Windstream Corporation	Large accelerated filer ☒	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Windstream Holdings, Inc.	☐ YES ☒ NO
Windstream Corporation	☐ YES ☒ NO

As of October 31, 2014, 602,763,234 shares of common stock of Windstream Holdings, Inc. and 1,000 shares of common stock of Windstream Corporation were outstanding. All of Windstream Corporation’s outstanding common stock, for which there is no trading market, is held by Windstream Holdings, Inc.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Windstream Holdings, Inc. and Windstream Corporation. Windstream Corporation is a direct, wholly-owned subsidiary of Windstream Holdings, Inc. Accordingly, Windstream Corporation meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format. Unless the context indicates otherwise, the use of the terms “Windstream,” “we,” “us” or “our” shall refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Corporation, and the term “Windstream Corp.” shall refer to Windstream Corporation and its subsidiaries.

The Exhibit Index is located on page 74.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2014	2013	2014	2013
Revenues and sales:
Service revenues:
Business	$902.4	$917.6	$2,716.2	$2,747.7
Consumer	321.3	322.3	951.1	975.0
Wholesale	131.5	147.8	414.2	450.4
Other	54.4	55.1	165.5	166.4
Total service revenues	1,409.6	1,442.8	4,247.0	4,339.5
Product sales	45.9	55.7	139.4	157.2
Total revenues and sales	1,455.5	1,498.5	4,386.4	4,496.7
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	670.9	644.8	1,967.8	1,932.6
Cost of products sold	39.0	46.2	120.1	138.2
Selling, general and administrative	231.9	243.1	734.7	717.6
Depreciation and amortization	348.5	338.2	1,031.4	999.7
Merger and integration costs	10.0	5.8	26.0	17.8
Restructuring charges	3.6	0.8	19.8	8.3
Total costs and expenses	1,303.9	1,278.9	3,899.8	3,814.2
Operating income	151.6	219.6	486.6	682.5
Other (expense) income, net	(0.1)	(5.6)	0.1	(5.0)
Loss on early extinguishment of debt	—	(14.7)	—	(28.5)
Interest expense	(143.4)	(148.8)	(427.8)	(479.7)
Income from continuing operations before income taxes	8.1	50.5	58.9	169.3
Income taxes	0.1	19.9	20.9	47.4
Income from continuing operations	8.0	30.6	38.0	121.9
Discontinued operations	—	—	—	0.7
Net income	$8.0	$30.6	$38.0	$122.6
Basic and diluted earnings per share:
From continuing operations	$.01	$.05	$.06	$.20
From discontinued operations	—	—	—	—
Net income	$.01	$.05	$.06	$.20

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2014	2013	2014	2013
Net income	$8.0	$30.6	$38.0	$122.6
Other comprehensive income (loss):
Interest rate swaps:
Changes in designated interest rate swaps	6.3	(6.9)	(13.6)	21.6
Amortization of unrealized losses on de-designated interest rate swaps	3.9	6.0	12.2	31.6
Income tax (expense) benefit	(3.9)	0.4	0.5	(20.3)
Unrealized holding gain (loss) on interest rate swaps	6.3	(0.5)	(0.9)	32.9
Postretirement and pension plans:
Change in net actuarial gain for postretirement plan	0.4	—	3.3	4.2
Plan curtailment	—	(6.5)	(9.5)	(31.8)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.1	0.5	0.1	1.3
Amortization of prior service credits	(1.6)	(2.2)	(4.4)	(7.0)
Income tax benefit	0.4	3.2	4.0	13.0
Change in postretirement and pension plans	(0.7)	(5.0)	(6.5)	(20.3)
Other comprehensive income (loss)	5.6	(5.5)	(7.4)	12.6
Comprehensive income	$13.6	$25.1	$30.6	$135.2

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$103.7	$48.2
Restricted cash	7.7	9.7
Accounts receivable (less allowance for doubtful
accounts of $40.2 and $40.0, respectively)	617.3	635.3
Inventories	68.1	67.7
Deferred income taxes	69.5	241.5
Prepaid income taxes	21.0	29.7
Prepaid expenses and other	140.8	152.7
Total current assets	1,028.1	1,184.8
Goodwill	4,331.4	4,331.4
Other intangibles, net	1,825.7	2,020.1
Net property, plant and equipment	5,456.3	5,702.6
Other assets	190.1	205.7
Total Assets	$12,831.6	$13,444.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$92.5	$85.0
Current portion of interest rate swaps	29.4	30.0
Accounts payable	356.5	385.9
Advance payments and customer deposits	216.7	223.5
Accrued dividends	152.7	151.1
Accrued taxes	97.6	104.2
Accrued interest	169.8	103.5
Other current liabilities	288.7	362.4
Total current liabilities	1,403.9	1,445.6
Long-term debt	8,568.6	8,622.2
Deferred income taxes	1,872.5	2,038.3
Other liabilities	527.7	498.3
Total liabilities	12,372.7	12,604.4
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized,
602.6 and 596.2 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	437.7	811.6
Accumulated other comprehensive income	21.1	28.5
Retained earnings	—	—
Total shareholders’ equity	458.9	840.2
Total Liabilities and Shareholders’ Equity	$12,831.6	$13,444.6

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2014	2013
Cash Provided from Operations:
Net income	$38.0	$122.6
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	1,031.4	1,000.3
Provision for doubtful accounts	38.8	49.8
Share-based compensation expense	38.3	34.0
Deferred income taxes	10.8	59.6
Unamortized net premium on retired debt	—	(38.1)
Amortization of unrealized losses on de-designated interest rate swaps	12.2	31.6
Plan curtailment and other, net	11.5	(18.5)
Changes in operating assets and liabilities, net
Accounts receivable	(20.8)	(70.5)
Prepaid income taxes	8.7	4.3
Prepaid expenses and other	(4.1)	(23.7)
Accounts payable	(49.2)	25.8
Accrued interest	64.8	39.5
Accrued taxes	(6.6)	—
Other current liabilities	(0.8)	(47.0)
Other liabilities	(38.3)	(16.4)
Other, net	(22.1)	7.4
Net cash provided from operations	1,112.6	1,160.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(552.7)	(666.0)
Broadband network expansion funded by stimulus grants	(11.6)	(28.8)
Changes in restricted cash	2.0	13.0
Grant funds received for broadband stimulus projects	25.8	53.5
Grant funds received from Connect America Fund	26.0	—
Network expansion funded by Connect America Fund	(2.0)	—
Net cash used in investing activities	(512.5)	(628.3)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(451.6)	(444.6)
Repayments of debt and swaps	(1,049.0)	(4,093.2)
Proceeds of debt issuance	985.0	3,997.5
Debt issuance costs	—	(29.7)
Payments under capital lease obligations	(19.8)	(13.8)
Other, net	(9.2)	(7.2)
Net cash used in financing activities	(544.6)	(591.0)
Increase (decrease) in cash and cash equivalents	55.5	(58.6)
Cash and Cash Equivalents:
Beginning of period	48.2	132.0
End of period	$103.7	$73.4
Supplemental Cash Flow Disclosures:
Interest paid	$358.3	$417.4
Income taxes paid, net	$4.0	$4.4
See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2013	$811.7	$28.5	$—	$840.2
Net income	—	—	38.0	38.0
Other comprehensive (loss) income, net of tax:
Change in postretirement and pension plans	—	(6.5)	—	(6.5)
Amortization of unrealized losses on de-designated interest rate swaps	—	7.5	—	7.5
Changes in designated interest rate swaps	—	(8.4)	—	(8.4)
Comprehensive (loss) income	—	(7.4)	38.0	30.6
Share-based compensation expense (See Note 8)	19.9	—	—	19.9
Stock options exercised	1.4	—	—	1.4
Stock issued for management incentive compensation plans	0.8	—	—	0.8
Stock issued to employee savings plan (See Note 7)	21.6	—	—	21.6
Stock issued to qualified pension plan (See Note 7)	8.3	—	—	8.3
Taxes withheld on vested restricted stock and other	(11.1)	—	—	(11.1)
Dividends of $0.75 per share declared to shareholders	(414.8)	—	(38.0)	(452.8)
Balance at September 30, 2014	$437.8	$21.1	$—	$458.9

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2014	2013	2014	2013
Revenues and sales:
Service revenues:
Business	$902.4	$917.6	$2,716.2	$2,747.7
Consumer	321.3	322.3	951.1	975.0
Wholesale	131.5	147.8	414.2	450.4
Other	54.4	55.1	165.5	166.4
Total service revenues	1,409.6	1,442.8	4,247.0	4,339.5
Product sales	45.9	55.7	139.4	157.2
Total revenues and sales	1,455.5	1,498.5	4,386.4	4,496.7
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	670.9	644.8	1,967.8	1,932.6
Cost of products sold	39.0	46.2	120.1	138.2
Selling, general and administrative	231.5	243.1	732.7	717.6
Depreciation and amortization	348.5	338.2	1,031.4	999.7
Merger and integration costs	10.0	5.8	26.0	17.8
Restructuring charges	3.6	0.8	19.8	8.3
Total costs and expenses	1,303.5	1,278.9	3,897.8	3,814.2
Operating income	152.0	219.6	488.6	682.5
Other (expense) income, net	(0.1)	(5.6)	0.1	(5.0)
Loss on early extinguishment of debt	—	(14.7)	—	(28.5)
Interest expense	(143.4)	(148.8)	(427.8)	(479.7)
Income from continuing operations before income taxes	8.5	50.5	60.9	169.3
Income taxes	0.3	19.9	21.7	47.4
Income from continuing operations	8.2	30.6	39.2	121.9
Discontinued operations	—	—	—	0.7
Net income	$8.2	$30.6	$39.2	$122.6

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2014	2013	2014	2013
Net income	$8.2	$30.6	$39.2	$122.6
Other comprehensive income (loss):
Interest rate swaps:
Changes in designated interest rate swaps	6.3	(6.9)	(13.6)	21.6
Amortization of unrealized losses on de-designated interest rate swaps	3.9	6.0	12.2	31.6
Income tax (expense) benefit	(3.9)	0.4	0.5	(20.3)
Unrealized holding gain (loss) on interest rate swaps	6.3	(0.5)	(0.9)	32.9
Postretirement and pension plans:
Change in net actuarial gain for postretirement plan	0.4	—	3.3	4.2
Plan curtailment	—	(6.5)	(9.5)	(31.8)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.1	0.5	0.1	1.3
Amortization of prior service credits	(1.6)	(2.2)	(4.4)	(7.0)
Income tax benefit	0.4	3.2	4.0	13.0
Change in postretirement and pension plans	(0.7)	(5.0)	(6.5)	(20.3)
Other comprehensive income (loss)	5.6	(5.5)	(7.4)	12.6
Comprehensive income	$13.8	$25.1	$31.8	$135.2

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except number of shares)	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$103.7	$48.2
Restricted cash	7.7	9.7
Accounts receivable (less allowance for doubtful
accounts of $40.2 and $40.0, respectively)	617.3	635.3
Inventories	68.1	67.7
Deferred income taxes	69.5	241.5
Prepaid income taxes	21.0	29.7
Prepaid expenses and other	140.8	152.7
Total current assets	1,028.1	1,184.8
Goodwill	4,331.4	4,331.4
Other intangibles, net	1,825.7	2,020.1
Net property, plant and equipment	5,456.3	5,702.6
Other assets	190.1	205.7
Total Assets	$12,831.6	$13,444.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$92.5	$85.0
Current portion of interest rate swaps	29.4	30.0
Accounts payable	356.5	385.9
Advance payments and customer deposits	216.7	223.5
Payable to Windstream Holdings, Inc.	152.7	150.7
Accrued taxes	97.6	104.3
Accrued interest	169.8	103.5
Other current liabilities	288.7	362.4
Total current liabilities	1,403.9	1,445.3
Long-term debt	8,568.6	8,622.2
Deferred income taxes	1,872.5	2,038.3
Other liabilities	527.7	498.3
Total liabilities	12,372.7	12,604.1
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock, 1,000 shares issued and outstanding (See Note 1)	—	—
Additional paid-in capital	437.8	812.0
Accumulated other comprehensive income	21.1	28.5
Retained earnings	—	—
Total shareholders’ equity	458.9	840.5
Total Liabilities and Shareholders’ Equity	$12,831.6	$13,444.6

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2014	2013
Cash Provided from Operations:
Net income	$39.2	$122.6
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	1,031.4	1,000.3
Provision for doubtful accounts	38.8	49.8
Share-based compensation expense	38.3	34.0
Deferred income taxes	10.8	59.6
Unamortized net premium on retired debt	—	(38.1)
Amortization of unrealized losses on de-designated interest rate swaps	12.2	31.6
Plan curtailment and other, net	11.5	(18.5)
Changes in operating assets and liabilities, net
Accounts receivable	(20.8)	(70.5)
Prepaid income taxes	8.7	4.3
Prepaid expenses and other	(4.1)	(23.7)
Accounts payable	(49.2)	25.8
Accrued interest	64.8	39.5
Accrued taxes	(6.7)	—
Other current liabilities	(0.8)	(47.0)
Other liabilities	(38.3)	(16.4)
Other, net	(22.1)	7.4
Net cash provided from operations	1,113.7	1,160.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(552.7)	(666.0)
Broadband network expansion funded by stimulus grants	(11.6)	(28.8)
Changes in restricted cash	2.0	13.0
Grant funds received for broadband stimulus projects	25.8	53.5
Grant funds received from Connect America Fund	26.0	—
Network expansion funded by Connect America Fund	(2.0)	—
Net cash used in investing activities	(512.5)	(628.3)
Cash Flows from Financing Activities:
Dividends paid to shareholders	—	(444.6)
Distributions to Windstream Holdings, Inc.	(452.4)	—
Repayments of debt and swaps	(1,049.0)	(4,093.2)
Proceeds of debt issuance	985.0	3,997.5
Debt issuance costs	—	(29.7)
Payments under capital lease obligations	(19.8)	(13.8)
Other, net	(9.5)	(7.2)
Net cash used in financing activities	(545.7)	(591.0)
Increase (decrease) in cash and cash equivalents	55.5	(58.6)
Cash and Cash Equivalents:
Beginning of period	48.2	132.0
End of period	$103.7	$73.4
Supplemental Cash Flow Disclosures:
Interest paid	$358.3	$417.4
Income taxes paid, net	$4.0	$4.4

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2013	$812.0	$28.5	$—	$840.5
Net income	—	—	39.2	39.2
Other comprehensive (loss) income, net of tax:
Change in postretirement and pension plans	—	(6.5)	—	(6.5)
Amortization of unrealized losses on de-designated interest rate swaps	—	7.5	—	7.5
Changes in designated interest rate swaps	—	(8.4)	—	(8.4)
Comprehensive (loss) income	—	(7.4)	39.2	31.8
Share-based compensation expense (See Note 8)	19.9	—	—	19.9
Stock options exercised	1.4	—	—	1.4
Stock issued for management incentive compensation plans	0.8	—	—	0.8
Stock issued to employee savings plan (See Note 7)	21.6	—	—	21.6
Stock issued to qualified pension plan (See Note 7)	8.3	—	—	8.3
Taxes withheld on vested restricted stock and other	(11.1)	—	—	(11.1)
Distributions payable to Windstream Holdings, Inc.	(415.1)	—	(39.2)	(454.3)
Balance at September 30, 2014	$437.8	$21.1	$—	$458.9

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Preparation of Interim Financial Statements:

In these consolidated financial statements, unless the context requires otherwise, the use of the terms “Windstream,” “we,” “us” or “our” shall refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Corporation, and the term “Windstream Corp.” shall refer to Windstream Corporation and its subsidiaries.

Organizational Structure – Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company and the parent of Windstream Corporation (“Windstream Corp.”). Windstream Holdings common stock trades on the Nasdaq Global Select Market under the ticker symbol “WIN”. Windstream Corp. common stock, consisting of 1,000 shares outstanding, all of which are held by Windstream Holdings, does not trade on any stock market. Windstream Corp. and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result also file periodic reports with the Securities and Exchange Commission (“SEC”). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Corp.’s debt agreements. The Windstream Holdings board of directors and officers oversee both companies.

Description of Business – We are a leading provider of advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers primarily in rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 118,000 miles, a robust business sales division and 27 data centers offering managed services and cloud computing.

Business service revenues include revenues from integrated voice and data services, advanced data, traditional voice and long-distance services to enterprise and small-business customers, and revenues from other carriers for special access circuits and fiber connections. Consumer service revenues are generated from the provisioning of high-speed Internet, voice and video services to consumers. Wholesale service revenues include switched access revenues, Universal Service Fund (“USF”) revenues and voice and data services sold on a wholesale basis. Other service revenues include USF surcharge revenues, other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise. We no longer offer new consumer service in those areas.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2013, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 27, 2014.

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Corp. other than for certain expenses incurred directly by Windstream Holdings principally consisting of audit, legal and board of director fees, Nasdaq listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Corp. to Windstream Holdings. Earnings per share data has not been presented for Windstream Corp., because that entity has not issued publicly held common stock as defined in U.S. GAAP. Unless otherwise indicated, the note disclosures included herein pertain to both Windstream Holdings and Windstream Corp.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact net income or comprehensive income.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

Recently Issued Authoritative Guidance

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. ASU 201-09 may be adopted by applying the provisions of the new standard on a retrospective basis to all periods presented in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect adjustment in the year of adoption. We are in the process of determining the method of adoption and assessing the impact the new standard will have on our consolidated financial statements.

Discontinued Operations – In April 2014, the FASB issued revised guidance to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for the fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on our consolidated results of operations, financial position or liquidity.

2. Goodwill and Other Intangible Assets:

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets has been recorded as goodwill. In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually using a consistent measurement date, which for us is January 1st of each year. Goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. Additionally, components of an operating segment can be combined as a single reporting unit if the components have similar economic characteristics. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. Prior to performing the two step evaluation, an entity has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. Under the qualitative assessment, if an entity determines that it is more likely than not that a reporting unit’s fair value exceeds its carrying value, then the entity is not required to complete the two step goodwill impairment evaluation.

During the fourth quarter of 2013, in connection with the disposal of our software business and changes in certain management responsibilities, we reassessed our reporting unit structure as of November 30, 2013 and performed a quantitative analysis as of that date. We estimated the fair value of our reporting units using an income approach supplemented with a market approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. Results of the income approach were corroborated with estimated fair values derived from a market approach, which primarily included the use of comparable multiples of publicly traded companies operating in businesses similar to ours. We also reconciled the estimated fair value of our reporting units to our total market capitalization. Goodwill was assigned to the reporting units using a relative fair value allocation approach.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Goodwill and Other Intangible Assets, Continued:

As of January 1, 2014, we have three reporting units, excluding corporate-level activities. After considering changes to assumptions used in our most recent quantitative testing completed as of November 30, 2013, including general economic conditions, capital markets, telecommunications industry competition and trends, changes in common stock prices, our results of operations, and the magnitude of the excess of the fair value over the carrying value of each of our reporting units as determined in our most recent quantitative testing, we concluded that it is more likely than not that the fair value of our reporting units is not less than their respective carrying values and, therefore, we did not perform a quantitative analysis.

Other intangible assets arising from business combinations are initially recorded at estimated fair value and amortized over the estimated useful lives.

Intangible assets were as follows at:

	September 30, 2014			December 31, 2013
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(232.6)	$1,052.5	$1,285.1	$(200.4)	$1,084.7
Customer lists	1,914.0	(1,152.8)	761.2	1,914.0	(991.9)	922.1
Cable franchise rights	39.8	(27.9)	11.9	39.8	(27.0)	12.8
Other	37.9	(37.8)	0.1	37.9	(37.4)	0.5
Balance	$3,276.8	$(1,451.1)	$1,825.7	$3,276.8	$(1,256.7)	$2,020.1

Intangible asset amortization methodology and useful lives were as follows as of September 30, 2014:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum-of-years-digits	9 - 15 years
Cable franchise rights	straight-line	15 years
Other	straight-line	1 - 3 years

Amortization expense for intangible assets subject to amortization was $63.7 million and $194.4 million for the three and nine month periods ended September 30, 2014, as compared to $72.5 million and $220.8 million for the same periods in 2013. Amortization expense for intangible assets subject to amortization was estimated to be as follows for each of the twelve month periods ended September 30:

Year	(Millions)
2015	$229.0
2016	194.5
2017	164.1
2018	136.9
2019	110.2
Thereafter	991.0
Total	$1,825.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Lease Obligations:

Windstream Holdings has no debt obligations. All debt, including the senior secured credit facility described below, have been incurred by Windstream Corp. and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Long-term debt was as follows at:

(Millions)	September 30, 2014	December 31, 2013
Issued by Windstream Corp.:
Senior secured credit facility, Tranche A3 – variable rates, due December 30, 2016	$355.0	$387.3
Senior secured credit facility, Tranche A4 – variable rates, due August 8, 2017	262.5	277.5
Senior secured credit facility, Tranche B4 – variable rates, due January 23, 2020	1,321.5	1,331.6
Senior secured credit facility, Tranche B5 – variable rates, due August 8, 2019	585.6	590.0
Senior secured credit facility, Revolving line of credit – variable rates, due December 17, 2015	610.0	590.0
Debentures and notes, without collateral:
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes – 8.125%, due September 1, 2018	400.0	400.0
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	950.0	950.0
2022 Notes – 7.500%, due June 1, 2022	500.0	500.0
2023 Notes – 7.500%, due April 1, 2023	600.0	600.0
2023 Notes – 6.375%, due August 1, 2023	700.0	700.0
Issued by subsidiaries of Windstream Corp.:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022	1.9	2.0
Debentures and notes, without collateral:
PAETEC 2018 Notes – 9.875%, due December 1, 2018	450.0	450.0
Premium on long-term debt, net	24.6	28.8
	8,661.1	8,707.2
Less current maturities	(92.5)	(85.0)
Total long-term debt	$8,568.6	$8,622.2

Senior Secured Credit Facility

On January 23, 2013, Windstream Corp. incurred new borrowings of $1,345.0 million under Tranche B4 of the senior secured credit facility due January 23, 2020; the proceeds of which were used to repay $19.5 million of Tranche A2 and $280.9 million of Tranche B due in July 2013 and $1,042.9 million of Tranche B2 of the senior secured credit facility due in December 2015, plus accrued interest. Debt issuance costs associated with the Tranche B4 borrowings were $11.9 million. Of this amount, $5.7 million was recorded in other assets in the consolidated balance sheet and is amortized into interest expense over the life of the borrowings. The remaining $6.2 million of debt issuance costs were charged to interest expense in the first quarter of 2013 in accordance with debt modification accounting.

Revolving Line of Credit - During the first nine months of 2014, Windstream Corp. borrowed an additional $985.0 million under the revolving line of credit in its senior secured credit facility and repaid $965.0 million of these borrowings through September 30, 2014. Letters of credit are deducted in determining the total amount available for borrowing under the revolving line of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million. Considering letters of credit of $21.1 million, the amount available for borrowing under the revolving line of credit was $618.9 million at September 30, 2014.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Lease Obligations, Continued:

During the first nine months of 2014, the variable interest rate on the revolving line of credit ranged from 2.41 percent to 4.50 percent, and the weighted average rate on amounts outstanding during the period was 2.51 percent. Comparatively, the variable interest rate ranged from 2.43 percent to 4.50 percent during the first nine months of 2013, with a weighted average rate on amounts outstanding during the period of 2.52 percent. The revolving line of credit will expire on December 17, 2015.

Debentures and Notes, Without Collateral

2021 Notes - On August 26, 2013, Windstream Corp. completed the private placement of $500.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021, at an issue price of 103.500 percent to yield 7.171 percent (“the 2021 Notes”). Proceeds from the private placement were used to pay the consideration for the tender offer and consent solicitation to purchase for cash any and all of the outstanding $500.0 million 7.000 percent notes due March 15, 2019 (“2019 Notes”) together with related fees and expenses. Interest on the 2021 Notes is paid semi-annually. The notes had terms substantially identical to the terms of the existing 7.750 percent senior notes due 2021, but were issued under a separate indenture. During the fourth quarter of 2013 pursuant to a registration rights agreement, the notes were exchanged for additional 7.750 percent senior notes due 2021 issued under the indenture governing the existing notes. For financial reporting purposes, both the newly issued and existing 7.750 percent senior notes due 2021 are collectively referred to as the “2021 Notes”. Debt issuance costs associated with the new borrowings were $10.1 million, which were recorded in other assets in the accompanying consolidated balance sheet and will be amortized into interest expense over the life of the borrowings.

2023 Notes - On January 23, 2013, Windstream Corp. completed the private placement of $700.0 million in aggregate principal amount of 6.375 percent senior unsecured notes due August 1, 2023, at an issue price at par to yield 6.375 percent (“the 2023 Notes”). Proceeds from the private placement were used to pay the consideration for the tender offer and consent solicitation to purchase for cash any and all of the outstanding $650.0 million 8.875 percent notes, due June 30, 2017 (“PAETEC 2017 Notes”), which were acquired in connection with our acquisition of PAETEC Holding Corp (“PAETEC”) in 2011, together with related fees and expenses. Interest on the 2023 Notes is paid semi-annually. Debt issuance costs associated with the new borrowings were $13.9 million, which were recorded in other assets on the balance sheet and are amortized into interest expense over the life of the borrowings.

Debt Compliance

The terms of Windstream Corp.’s credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Corp.’s ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0. As of September 30, 2014, Windstream Corp. was in compliance with all of these covenants.

In addition, certain of Windstream Corp.’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under Windstream Corp.’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Corp.’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. Windstream Corp. and its subsidiaries were in compliance with these covenants as of September 30, 2014.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Lease Obligations, Continued:

Maturities for long-term debt outstanding as of September 30, 2014, excluding $24.6 million of unamortized net premium, were as follows for each of the twelve month periods ended September 30:

Year	(Millions)
2015	$92.5
2016	702.5
2017	490.9
2018	1,519.4
2019	1,025.6
Thereafter	4,805.6
Total	$8,636.5

Loss on Early Extinguishment of Debt

During the third quarter of 2013, Windstream Corp. retired all $500.0 million of the outstanding 2019 Notes using proceeds from the private placement of the 2021 Notes. During the nine month period ended September 30, 2013, Windstream Corp. also retired all $650.0 million of the outstanding PAETEC 2017 Notes. As noted above, the PAETEC 2017 Notes were repurchased using proceeds from the issuance of the 2023 Notes. Windstream Corp. also amended its senior secured credit facility including issuance of Tranche B4, the proceeds of which were used to repay Tranche A2, Tranche B and Tranche B2 during the first quarter of 2013. The retirements and a portion of the credit facility amendment were accounted for under the extinguishment method of accounting, and as a result, Windstream Corp. recognized losses due to the extinguishment of the aforementioned debt obligations.

The loss on early extinguishment of debt was as follows for the three and nine month period ended September 30, 2013:

	Three Months Ended	Nine Months Ended
(Millions)
2019 Notes:
Premium on early redemption	$(13.6)	$(13.6)
Third-party fees for early redemption	(0.5)	(0.5)
Unamortized debt issuance costs on original issuance	(0.6)	(0.6)
Loss on early extinguishment for 2019 Notes	(14.7)	(14.7)
Senior secured credit facility:
Unamortized debt issuance costs on original issuance	—	(2.5)
Loss on early extinguishment for senior secured credit facility	—	(2.5)
PAETEC 2017 Notes:
Premium on early redemption	—	(51.5)
Third-party fees for early redemption	—	(1.0)
Unamortized premium on original issuance	—	41.2
Loss on early extinguishment for PAETEC 2017 Notes	—	(11.3)
Total loss on early extinguishment of debt	$(14.7)	$(28.5)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Lease Obligations, Continued:

Capital Lease Obligations

We lease facilities and equipment for use in our operations. These facilities and equipment are included in outside communications plant in property, plant and equipment in the accompanying consolidated balance sheets. Lease agreements that include a bargain purchase option, transfer of ownership, contractual lease term equal to or greater than 75 percent of the remaining estimated economic life of the leased facilities or equipment or minimum lease payments equal to or greater than 90 percent of the fair value of the leased facilities or equipment are accounted for as capital leases in accordance with authoritative guidance for capital leases. These capital lease obligations are included in the accompanying consolidated balance sheets within other current liabilities and other liabilities. During the nine month periods ended September 30, 2014 and 2013, we acquired equipment under capital leases of $0.6 million and $50.8 million, respectively.

Future minimum lease payments under capital lease obligations were as follows for each of the twelve month periods ended September 30:

Year	(Millions)
2015	$29.8
2016	23.7
2017	7.5
2018	1.1
2019	1.9
Thereafter	0.7
Total future payments	64.7
Less: Amounts representing interest	4.7
Present value of minimum lease payments	$60.0

Other Lease Obligations

During the third quarter of 2014, we contributed certain of our owned real property to the Windstream Pension Plan and then entered into agreements to leaseback the properties for continued use by our operating subsidiaries. Independent appraisals of the properties contributed were obtained and at the dates of contribution the properties’ aggregate fair value was $80.9 million. The lease agreements include initial lease terms of 10 years for certain properties and 20 years for the remaining properties at an aggregate annual rent of approximately $6.3 million. The lease agreements provide for annual rent increases ranging from 2.0 percent to 3.0 percent over the initial lease term and may be renewed for up to three additional five-year terms. The properties are managed on behalf of the Windstream Pension Plan by an independent fiduciary and terms of the lease agreements were negotiated with the fiduciary on an arm’s-length basis.

Due to various forms of continuing involvement, including Windstream Corp.’s benefit from the future appreciation of the property, the transaction has been accounted for as a failed contribution-leaseback. Accordingly, the properties continue to be reported as assets of Windstream and depreciated over their remaining useful lives until termination of the lease agreement. We recorded a long-term lease obligation equal to the fair value of the properties at the date of contribution. No gain or loss has been recognized on the contribution. As lease payments are made to the Windstream Pension Plan, a portion of the payment will decrease the long-term lease obligation with the balance of the payment charged to interest expense using the effective interest method. At September 30, 2014, the total lease obligation was $80.9 million and was included within other current liabilities and other liabilities in the accompanying consolidated balance sheet.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Lease Obligations, Continued:

Future minimum payments during the initial terms of the leases were as follows for each of the twelve month periods ended September 30:

Year	(Millions)
2015	$6.3
2016	6.5
2017	6.7
2018	6.8
2019	7.0
Thereafter	94.6
Total	$127.9

Interest Expense

Interest expense was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2014	2013	2014	2013
Interest expense related to long-term debt	$134.9	$140.8	$404.4	$443.6
Impact of interest rate swaps	7.3	9.2	22.1	40.3
Interest on capital and other lease obligations	2.0	0.8	4.1	2.1
Less capitalized interest expense	(0.8)	(2.0)	(2.8)	(6.3)
Total interest expense	$143.4	$148.8	$427.8	$479.7

4. Derivatives:

Windstream Corp. enters into interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. Derivative instruments are accounted for in accordance with authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of cash flow hedges are recorded as a component of other comprehensive income (loss) in the current period. Any ineffective portion of the hedges is recognized in earnings in the current period.

In 2006, Windstream Corp. entered into four pay fixed, receive variable interest rate swap agreements to serve as cash flow hedges of the interest rate risk inherent in its senior secured credit facility. Windstream Corp. renegotiated the four interest rate swap agreements on December 3, 2010, and again on August 21, 2012, each time lowering the fixed interest rate paid and extending the maturity. As a result of the August 21, 2012 transaction, Windstream Corp. reduced its fixed interest rate paid from 4.553 percent to 3.391 percent effective October 17, 2012. The fixed interest rate paid includes a component which serves to settle the liability existing on Windstream Corp. swaps at the time of the transaction. The variable rate received resets on the seventeenth day of each month to the one-month London Interbank Offered Rate (“LIBOR”). The swaps had a notional value of $900.0 million as of September 30, 2014, where it will remain until maturity on October 17, 2019.

On May 31, 2013, Windstream Corp. entered into six new pay fixed, receive variable interest rate swap agreements, designated as cash flow hedges of the previously unhedged interest rate risk inherent in its senior secured credit facility. These swaps have a fixed notional value of $750.0 million and mature on June 17, 2016. The fixed rate paid ranges from 1.026 to 1.040 percent plus a fixed spread of 2.750 percent. The variable rate received resets on the seventeenth day of each month to the one-month LIBOR subject to a minimum rate of 0.750 percent.

The current swaps are designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable rate cash flows paid on Windstream Corp.’s senior secured credit facility, which have varying maturity dates from December 30, 2016 to January 23, 2020. The swaps are hedging probable variable cash flows which extend up to four years beyond the maturity of certain components of the variable rate debt. Consistent with past practice, Windstream Corp. expects to extend or otherwise replace these components of its debt with variable rate debt.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Derivatives, Continued:

All derivative instruments are recognized at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts.

Set forth below is information related to the interest rate swap agreements:

(Millions, except for percentages)	September 30, 2014	December 31, 2013
Designated portion, measured at fair value:
Other assets	$0.7	$—
Other current liabilities	$29.4	$30.0
Other non-current liabilities	$43.2	$41.8
Accumulated other comprehensive income	$14.5	$28.2
De-designated portion, unamortized value:
Accumulated other comprehensive loss	$(12.5)	$(24.7)
Weighted average fixed rate paid	3.57%	3.57%
Variable rate received	0.15%	0.16%

Derivatives are assessed for effectiveness each quarter and any ineffectiveness is recognized in other (expense) income, net in our consolidated statements of income. Ineffectiveness recognized on the cash flow hedges was $(0.1) million and $(0.3) million for the three and nine month periods ended September 30, 2014, compared to $(0.7) million and $1.5 million for the three and nine month periods ended September 30, 2013, respectively.

Windstream Corp.’s original four swaps are off-market swaps, meaning they contain an embedded financing element, which the swap counterparties recover through an incremental charge in the fixed rate over what would be charged for an on-market swap. As such, a portion of the cash payment on the swaps represents the rate that Windstream Corp. would pay on a hypothetical on- market interest rate swap and is recognized in interest expense. The remaining portion represents the repayment of the embedded financing element and reduces the swap liability.

All or a portion of the change in fair value of Windstream Corp.’s interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Corp. extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps would be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Corp. determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Corp. has assessed the counterparty risk and determined that no substantial risk of default exists as of September 30, 2014. Each counterparty is a bank with a current credit rating at or above A.

Windstream Corp. expects to recognize losses of $8.1 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements at September 30, 2014. Payments on the original four swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

Changes in the value of these derivative instruments were as follows for the nine month periods ended September 30:

(Millions)	2014	2013
Changes in fair value of effective portion, net of tax (a)	$(8.4)	$13.4
Amortization of unrealized losses on de-designated interest rate swaps, net of tax (a)	$7.5	$19.5

(a)	Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Derivatives, Continued:

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Corp. were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Corp.’s creditworthiness in an adverse manner, Windstream Corp. may be required to fully collateralize its derivative obligations. At September 30, 2014, Windstream Corp. had not posted any collateral related to its interest rate swap agreements.

Balance Sheet Offsetting

Windstream Corp. is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with counterparties. For financial statement presentation purposes, Windstream Corp. does not offset assets and liabilities under these arrangements.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2014 and December 31, 2013. As of December 31, 2013, all swap agreements with counterparties were in a liability position and, accordingly, there were no assets to be recognized in the accompanying consolidated balance sheet as of that date.

Information pertaining to derivative assets was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Assets	Net Amount of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2014:
Interest rate swaps	$0.7	$0.7	$(0.5)	$—	$0.2

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2014:
Interest rate swaps	$72.6	$72.6	$(0.5)	$—	$72.1

December 31, 2013:
Interest rate swaps	$71.8	$71.8	$—	$—	$71.8

5. Fair Value Measurements:

Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. Authoritative guidance defines the following three tier hierarchy for assessing the inputs used in fair value measurements:

Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3 – Unobservable inputs

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Fair Value Measurements, Continued:

The highest priority is given to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority is given to unobservable inputs (level 3 measurement). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the nine month period ended September 30, 2014 requiring these non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, income tax receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, restricted cash, accounts receivable, income tax receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of December 31, 2013.

The fair values of interest rate swaps and long-term debt were determined using the following inputs at:

(Millions)	September 30, 2014	December 31, 2013
Recorded at Fair Value in the Financial Statements:
Cash equivalents - Level 1	$80.0	$—
Derivatives:
Interest rate swap assets - Level 2	$0.7	$—
Interest rate swap liabilities - Level 2	$72.6	$71.8

Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 1	$5,719.6	$5,270.0
Long-term debt, including current maturities - Level 2	3,167.2	3,738.2
	$8,886.8	$9,008.2

(a)
Recognized at carrying value of $8,661.1 million and $8,707.2 million in long-term debt, including current maturities, in the accompanying consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Corp.’s own non-performance risk and non-performance risk of the respective counterparties. As of September 30, 2014 and December 31, 2013, the fair values of the interest rate swaps were reduced by $1.9 million and $2.6 million, respectively, to reflect non-performance risk.

The fair value of the corporate bonds was calculated based on quoted market prices of the specific issuances in an active market when available. The fair value of the other debt obligations was estimated based on appropriate market interest rates applied to the debt instruments. In calculating the fair value of the Windstream Holdings of the Midwest, Inc. notes, an appropriate market price of similar instruments in an active market considering credit quality, nonperformance risk and maturity of the instrument was used.

We do not have any assets or liabilities measured at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the nine month period ended September 30, 2014.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

6. Commitments and Contingencies:

We are party to various legal proceedings, including certain lawsuits claiming infringement of patents relating to various aspects of our business. In certain of the patent matters, other industry participants are also parties, and we may have claims of indemnification against vendors/suppliers. The ultimate resolution of these legal proceedings cannot be determined at this time. However, based on current circumstances, management does not believe such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of our income, cash flows or financial condition.

In addition, management is currently not aware of any environmental matters that, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or our results of operations.

7. Employee Benefit Plans and Postretirement Benefits:

We maintain a non-contributory qualified defined benefit pension plan. Future benefit accruals for all eligible nonbargaining employees covered by the pension plan have ceased. We also maintain supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of management employees. Additionally, we provide postretirement healthcare and life insurance benefits for eligible employees. Employees share in, and we fund, the costs of these plans as benefits are paid.

The components of pension benefit (income) expense (including provision for executive retirement agreements) were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2014	2013	2014	2013
Benefits earned during the period	$2.1	$2.6	$6.2	$7.9
Interest cost on benefit obligation	14.7	13.1	44.2	39.4
Net actuarial loss	—	—	6.4	3.7
Amortization of prior service credit	—	—	(0.1)	(0.1)
Expected return on plan assets	(16.6)	(16.8)	(50.5)	(50.9)
Net periodic benefit expense (income)	$0.2	$(1.1)	$6.2	$—

The components of postretirement benefits income were as follows for the three and nine month periods ended September 30 :

	Three Months Ended		Nine Months Ended
(Millions)	2014	2013	2014	2013
Interest cost on benefit obligation	$0.4	$0.4	$0.9	$1.1
Amortization of net actuarial loss	0.1	0.5	0.1	1.3
Amortization of prior service credit	(1.6)	(2.2)	(4.3)	(6.9)
Plan curtailments	—	(6.5)	(9.5)	(32.2)
Net periodic benefit income	$(1.1)	$(7.8)	$(12.8)	$(36.7)

During the first quarter of 2014, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies primarily for certain active participants effective April 1, 2014. As a result, we remeasured the plan and recognized curtailment gains totaling $9.5 million, of which $5.1 million was recognized in cost of services expenses and $4.4 million was recognized in selling, general and administrative expenses, with the offsetting effect recorded as a reduction in accumulated other comprehensive income of $9.5 million.

During 2013, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies primarily for certain active participants effective August 1, 2013, October 1, 2013 or January 1, 2014. As a result, we remeasured the plan and recognized curtailment gains of $32.2 million, of which $24.1 million was recognized in cost of services expenses and $8.1 million was recognized in selling, general and administrative expenses, with the offsetting effects recorded as reductions in accumulated other comprehensive income of $31.8 million and other liabilities of $0.4 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

7. Employee Benefit Plans and Postretirement Benefits, Continued:

We contributed $1.8 million to the postretirement plan during the nine month period ended September 30, 2014, and expect to contribute an additional $0.5 million for postretirement benefits throughout the remainder of 2014, excluding amounts that will be funded by participant contributions to the plan. On March 7, 2014, we contributed 1.0 million shares of our common stock to the Windstream Pension Plan to meet our quarterly 2014 funding requirements. At the time of this contribution, the shares had an appraised value, as determined by a third party valuation firm, of approximately $8.3 million.

As previously discussed in Note 3, we contributed certain of our own real property to our qualified pension plan during the third quarter of 2014. Independent appraisals of the properties contributed were obtained and the Windstream Pension Plan recorded the contribution based on the properties’ aggregate fair value of $80.9 million at the dates of contribution. We subsequently entered into leases for the contributed properties with initial lease terms of 10 years for certain properties and 20 years for the remaining properties at an aggregate annual rent of approximately $6.3 million. The lease agreements provide for annual rent increases ranging from 2.0 percent to 3.0 percent over the initial lease term and may be renewed for up to three additional 5-year terms. The properties are managed on behalf of the Windstream Pension Plan by an independent fiduciary and terms of the lease agreements were negotiated with the fiduciary on an arm’s-length basis.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. We recorded expenses of $4.3 million and $14.2 million in the three and nine month periods ended September 30, 2014, respectively, as compared to $4.5 million and $13.8 million for the same periods in 2013 related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative in our consolidated statements of income. Expense related to our 2014 matching contribution expected to be made in Windstream stock is included in share-based compensation expense in the accompanying consolidated statements of cash flow. Additionally, we contributed 2.7 million shares of our common stock to the plan for the 2013 annual matching contribution during the nine month period ended September 30, 2014. At the time of our contribution, the shares had a value of approximately $21.6 million as determined by the plan trustee.

8. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), we may issue a maximum of 35.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of September 30, 2014, the Incentive Plan had remaining capacity of 17.2 million awards. As of September 30, 2014, we had additional remaining capacity of 2.0 million awards from a similar equity incentive plan acquired in the PAETEC acquisition.

On March 6, 2014, our Board of Directors approved grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to these employee and director groups as a key component of their annual incentive compensation plan. Each recipient of the performance based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets, some of which are indexed to the performance of Standard & Poor’s 500 Stock Index, over a three-year period. The operating targets for the first vesting period for these performance based restricted stock units grant were approved by the Board of Directors in March 2014.

The vesting periods and grant date fair value for restricted stock and restricted stock units issued during the nine month period ended September 30, 2014, were as follows:

(Thousands)	Common Shares
Vest ratably over a three-year service period	2,903.4
Vest ratably over a two-year service period	18.3
Vest variably over a three-year service period	43.7
Vest contingently over a three-year performance period	1,176.3
Vest one year from date of grant, service based - granted to non-employee directors	121.0
Vest three years from date of grant, service based	12.2
Total granted	4,274.9
Grant date fair value (Millions)	$35,311.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

8. Share-Based Compensation Plans, Continued:

Restricted stock and restricted stock unit activity for the nine month period ended September 30, 2014 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2013	5,259.5	$10.75
Granted	4,274.9	$8.26
Vested	(2,456.8)	$10.83
Forfeited	(622.3)	$8.91
Non-vested at September 30, 2014	6,455.3	$9.04
At September 30, 2014, unrecognized compensation expense totaled $41.2 million and is expected to be recognized over the weighted average vesting period of 1.7 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ equity. Share-based compensation expense for restricted stock and restricted stock units was $5.8 million and $19.9 million for the three and nine month periods ended September 30, 2014, respectively, as compared to $6.7 million and $20.2 million for the same periods in 2013.

In addition to including amounts related to restricted stock and restricted units, share-based compensation expense presented in the accompanying consolidated statements of cash flow also includes amounts related to certain executive and management incentive compensation plans and the matching contribution to the employee savings plan for which payments to eligible participants are expected to be made in Windstream stock. For periods prior to the second quarter of 2014, payments made under the applicable executive and management incentive plans had been in the form of cash. A summary of share-based compensation expense was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2014	2013	2014	2013
Restricted stock and restricted units	$5.8	$6.7	$19.9	$20.2
Employee savings plan (See Note 7)	4.3	4.5	14.2	13.8
Executive and management incentive compensation plans	0.5	—	4.2	—
Share-based compensation expense	$10.6	$11.2	$38.3	$34.0

9. Merger, Integration and Restructuring Charges:

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs primarily consist of expenses incurred for IT and network conversions, rebranding, and consulting fees. Expenses for IT conversions and other transition activities related to the 2011 acquisition of PAETEC Holding Corp (“PAETEC”) and fees related to the proposed spin-off of certain network and real estate assets account for the merger and integration costs incurred for the periods presented.

Restructuring charges are primarily incurred as a result of evaluations of our operating structure. Among other things, these evaluations explore opportunities to provide greater flexibility in managing and financing existing and future strategic operations, for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. Severance, lease exit costs and other related charges are included in restructuring charges.

On February 21, 2014, we announced a reduction in our workforce to increase operational efficiency. As a result, we eliminated approximately 400 positions on or before March 3, 2014, with about 175 of the eliminated positions resulting from a voluntary separation initiative. In connection with this workforce reduction, we incurred pre-tax restructuring charges of $12.1 million for the nine month period ended September 30, 2014, primarily consisting of severance and other employee benefit costs.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Merger, Integration and Restructuring Charges, Continued:

The following is a summary of the merger, integration and restructuring charges recorded for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2014	2013	2014	2013
Merger and integration costs:
Employee related transition costs	$—	$1.5	$—	$5.2
Information technology conversion costs	4.2	2.6	15.7	7.5
Rebranding, consulting and other costs	5.8	1.7	10.3	5.1
Total merger and integration costs	10.0	5.8	26.0	17.8
Restructuring charges	3.6	0.8	19.8	8.3
Total merger, integration and restructuring charges	$13.6	$6.6	$45.8	$26.1

After giving consideration to tax benefits on deductible items, merger, integration and restructuring charges decreased net income $8.4 million and $28.2 million for the three and nine month periods ended September 30, 2014, respectively, as compared to $4.1 million and $16.4 million for the same periods in 2013.

The following is a summary of the activity related to the liabilities associated with merger, integration and restructuring charges at September 30:

(Millions)	2014
Balance, beginning of period	$14.0
Merger, integration and restructuring charges	45.8
Cash outlays during the period	(52.8)
Balance, end of period	$7.0

As of September 30, 2014, unpaid merger, integration and restructuring liabilities consisted of $0.6 million primarily associated with the restructuring initiatives and $6.4 million related to merger and integration activities. Payments of these liabilities will be funded through operating cash flows.

10. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	September 30, 2014	December 31, 2013
Pension and postretirement plans	$19.9	$26.4
Unrealized holding gains (losses) on interest rate swaps:
Designated portion	9.0	17.4
De-designated portion	(7.8)	(15.3)
Accumulated other comprehensive income	$21.1	$28.5

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Gains (Losses) on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2013	$2.1	$26.4	$28.5
Other comprehensive (loss) income before reclassifications	(8.4)	2.0	(6.4)
Amounts reclassified from other accumulated comprehensive income (a)	7.5	(8.5)	(1.0)
Balance at September 30, 2014	$1.2	$19.9	$21.1

(a)	See separate table below for details about these reclassifications.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

10. Accumulated Other Comprehensive Income, Continued:

Reclassifications out of accumulated other comprehensive income were as follows for the three and nine month periods ended September 30:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended		Nine Months Ended			Affected Line Item in the Consolidated Statements of Income
	2014	2013	2014	2013
Losses on interest rate swaps:
Amortization of unrealized losses on de-designated interest rate swaps	$3.9	$6.0	$12.2	$31.6		Interest expense
	3.9	6.0	12.2	31.6		Income from continuing operations before income taxes
	(1.5)	(2.3)	(4.7)	(12.1)		Income taxes
	2.4	3.7	7.5	19.5		Net income
Pension and postretirement plans:
Plan curtailments	—	(6.5)	(9.5)	(31.8)	(a)
Amortization of net actuarial loss	0.1	0.5	0.1	1.3	(a)
Amortization of prior service credits	(1.6)	(2.2)	(4.4)	(7.0)	(a)
	(1.5)	(8.2)	(13.8)	(37.5)		Income from continuing operations before income taxes
	0.6	3.2	5.3	14.5		Income taxes
	(0.9)	(5.0)	(8.5)	(23.0)		Net income
Total reclassifications for the period, net of tax	$1.5	$(1.3)	$(1.0)	$(3.5)		Net income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit income. See Note 7 for additional details.

11. Earnings per Share:

We compute basic earnings per share by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Our non-vested restricted shares containing a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares are considered participating securities, and the impact is included in the computation of earnings per share pursuant to the two-class method. Calculations of earnings per share under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

Diluted earnings per share are computed by dividing net income applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and warrants. Diluted earnings per share exclude all potentially dilutive securities if their effect is anti-dilutive.

We also issue performance-based restricted stock units as part of our share-based compensation plan. These restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two-class method until the performance conditions have been satisfied. As of September 30, 2014, the performance conditions for the outstanding restricted stock units have not yet been satisfied. Options and warrants granted in conjunction with the acquisition of PAETEC are included in the computation of dilutive earnings per share using the treasury stock method.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

11. Earnings per Share, Continued:

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2014	2013	2014	2013
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$8.0	$30.6	$38.0	$121.9
Income from continuing operations allocable to participating securities	(1.2)	(1.0)	(3.7)	(3.1)
Adjusted income from continuing operations attributable to common shares	6.8	29.6	34.3	118.8
Income from discontinued operations	—	—	—	0.7
Income from discontinued operations allocable to participating securities	—	—	—	—
Adjusted income from discontinued operations attributable to common shares	—	—	—	0.7
Net income attributable to common shares	$6.8	$29.6	$34.3	$119.5

Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	602.7	593.4	601.0	592.2
Weighted average participating securities	(4.9)	(3.9)	(4.5)	(3.9)
Weighted average shares outstanding for basic earnings per share	597.8	589.5	596.5	588.3
Diluted shares outstanding
Weighted average shares outstanding for basic earnings per share	597.8	589.5	596.5	588.3
Effect of dilutive stock options	0.3	0.3	0.2	0.2
Weighted average shares outstanding for diluted earnings per share	598.1	589.8	596.7	588.5
Basic and diluted earnings per share:
From continuing operations	$.01	$.05	$.06	$.20
From discontinued operations	—	—	—	—
Net income	$.01	$.05	$.06	$.20

Options to purchase shares of stock issuable under stock-based compensation plans that were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive, totaled 0.5 million and 0.7 million shares for the three and nine month periods ended September 30, 2014, respectively, as compared to 1.0 million shares for each of the three and nine months ended September 30, 2013, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Corporation
In connection with the issuance of the 7.875 percent senior notes due November 1, 2017, the 8.125 percent senior notes due September 1, 2018, the 7.750 percent senior notes due October 15, 2020, the 7.750 percent senior notes due October 1, 2021, the 7.500 percent senior notes due June 1, 2022, the 7.500 percent senior notes due April 1, 2023 and the 6.375 percent senior notes due August 1, 2023 (“the guaranteed notes”), certain of Windstream Corp.’s wholly-owned subsidiaries (the “Guarantors”), provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. All personal property assets and related operations of the Guarantors are pledged as collateral on the senior secured credit facility of Windstream Corp. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Windstream Corp. The remaining subsidiaries of Windstream Corp. (the “Non-Guarantors”) are not guarantors of the guaranteed notes. Following the acquisitions of acquired businesses, the guaranteed notes were amended to include certain subsidiaries of the acquired businesses as guarantors. Windstream Holdings is not a guarantor of any Windstream Corp. debt instruments.

Upon completing an internal legal entity restructuring, as of January 1, 2014, certain of Windstream Corp.’s guarantor and non-guarantor subsidiaries were merged with and into Windstream Corp. Prior period information has been revised to reflect the change in our legal entity structure.

The following information presents condensed consolidated and combined statements of comprehensive income for the three and nine month periods ended September 30, 2014 and 2013, condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, and condensed consolidated and combined statements of cash flows for the nine month period ended September 30, 2014 and 2013 of Windstream Corp., the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Corp. and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended September 30, 2014
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$258.3	$1,158.3	$(7.0)	$1,409.6
Product sales	—	11.4	34.5	—	45.9
Total revenues and sales	—	269.7	1,192.8	(7.0)	1,455.5
Costs and expenses:
Cost of services	—	96.4	580.4	(5.9)	670.9
Cost of products sold	—	10.9	28.1	—	39.0
Selling, general and administrative	—	22.1	210.5	(1.1)	231.5
Depreciation and amortization	5.3	74.9	268.3	—	348.5
Merger and integration costs	—	—	10.0	—	10.0
Restructuring charges	—	0.5	3.1	—	3.6
Total costs and expenses	5.3	204.8	1,100.4	(7.0)	1,303.5
Operating (loss) income	(5.3)	64.9	92.4	—	152.0
Earnings (losses) from consolidated subsidiaries	69.6	12.5	(0.2)	(81.9)	—
Other (expense) income, net	(0.3)	40.9	(40.7)	—	(0.1)
Intercompany interest income (expense)	31.8	(13.4)	(18.4)	—	—
Interest expense	(130.9)	(1.6)	(10.9)	—	(143.4)
(Loss) income before income taxes	(35.1)	103.3	22.2	(81.9)	8.5
Income tax (benefit) expense	(43.3)	34.8	8.8	—	0.3
Net income	$8.2	$68.5	$13.4	$(81.9)	$8.2
Comprehensive income	$13.8	$68.5	$13.4	$(81.9)	$13.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended September 30, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$268.8	$1,182.3	$(8.3)	$1,442.8
Product sales	—	13.4	42.3	—	55.7
Total revenues and sales	—	282.2	1,224.6	(8.3)	1,498.5
Costs and expenses:
Cost of services	—	92.5	558.7	(6.4)	644.8
Cost of products sold	—	12.7	33.5	—	46.2
Selling, general and administrative	—	20.9	224.1	(1.9)	243.1
Depreciation and amortization	6.2	73.3	258.7	—	338.2
Merger and integration costs	—	—	5.8	—	5.8
Restructuring charges	—	1.0	(0.2)	—	0.8
Total costs and expenses	6.2	200.4	1,080.6	(8.3)	1,278.9
Operating (loss) income	(6.2)	81.8	144.0	—	219.6
Earnings from consolidated subsidiaries	106.7	17.2	0.7	(124.6)	—
Other (expense) income, net	(0.8)	43.0	(47.8)	—	(5.6)
Loss on early extinguishment of debt	(14.6)	—	(0.1)	—	(14.7)
Intercompany interest income (expense)	33.0	(14.9)	(18.1)	—	—
Interest expense	(138.7)	(1.4)	(8.7)	—	(148.8)
(Loss) income before income taxes	(20.6)	125.7	70.0	(124.6)	50.5
Income tax (benefit) expense	(51.2)	43.3	27.8	—	19.9
Net income	$30.6	$82.4	$42.2	$(124.6)	$30.6
Comprehensive income	$25.1	$82.4	$42.2	$(124.6)	$25.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Nine Months Ended September 30, 2014
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$776.7	$3,488.6	$(18.3)	$4,247.0
Product sales	—	31.8	107.6	—	139.4
Total revenues and sales	—	808.5	3,596.2	(18.3)	4,386.4
Costs and expenses:
Cost of services	—	278.3	1,704.6	(15.1)	1,967.8
Cost of products sold	—	30.6	89.5	—	120.1
Selling, general and administrative	—	74.8	661.1	(3.2)	732.7
Depreciation and amortization	16.3	224.3	790.8	—	1,031.4
Merger and integration costs	—	—	26.0	—	26.0
Restructuring charges	—	3.4	16.4	—	19.8
Total costs and expenses	16.3	611.4	3,288.4	(18.3)	3,897.8
Operating (loss) income	(16.3)	197.1	307.8	—	488.6
Earnings from consolidated subsidiaries	229.7	37.0	1.0	(267.7)	—
Other (expense) income, net	(0.4)	123.5	(123.0)	—	0.1
Intercompany interest income (expense)	95.1	(40.6)	(54.5)	—	—
Interest expense	(392.8)	(4.8)	(30.2)	—	(427.8)
(Loss) income before income taxes	(84.7)	312.2	101.1	(267.7)	60.9
Income tax (benefit) expense	(123.9)	105.8	39.8	—	21.7
Net income	$39.2	$206.4	$61.3	$(267.7)	$39.2
Comprehensive income	$31.8	$206.4	$61.3	$(267.7)	$31.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Nine Months Ended September 30, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$804.3	$3,560.4	$(25.2)	$4,339.5
Product sales	—	41.9	115.3	—	157.2
Total revenues and sales	—	846.2	3,675.7	(25.2)	4,496.7
Costs and expenses:
Cost of services	—	271.5	1,680.4	(19.3)	1,932.6
Cost of products sold	—	42.1	96.1	—	138.2
Selling, general and administrative	—	61.4	662.1	(5.9)	717.6
Depreciation and amortization	18.8	218.5	762.4	—	999.7
Merger and integration costs	—	—	17.8	—	17.8
Restructuring charges	—	2.3	6.0	—	8.3
Total costs and expenses	18.8	595.8	3,224.8	(25.2)	3,814.2
Operating (loss) income	(18.8)	250.4	450.9	—	682.5
Earnings from consolidated subsidiaries	352.5	49.7	1.9	(404.1)	—
Other income (expense), net	2.1	125.1	(132.2)	—	(5.0)
Loss on early extinguishment of debt	(17.1)	—	(11.4)	—	(28.5)
Intercompany interest income (expense)	103.2	(47.1)	(56.1)	—	—
Interest expense	(447.0)	(4.4)	(28.3)	—	(479.7)
(Loss) income from continuing operations before income taxes	(25.1)	373.7	224.8	(404.1)	169.3
Income tax (benefit) expense	(147.7)	126.1	69.0	—	47.4
Income from continuing operations	122.6	247.6	155.8	(404.1)	121.9
Discontinued operations	—	—	0.7	—	0.7
Net income	$122.6	$247.6	$156.5	$(404.1)	$122.6
Comprehensive income	$135.2	$247.6	$156.5	$(404.1)	$135.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of September 30, 2014
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$57.6	$0.8	$45.3	$—	$103.7
Restricted cash	7.7	—	—	—	7.7
Accounts receivable (less allowance for doubtful accounts of $40.2)	—	129.9	487.4	—	617.3
Notes receivable - affiliate	—	4.7	—	(4.7)	—
Affiliates receivable, net	—	1,015.2	2,049.9	(3,065.1)	—
Inventories	—	41.9	26.2	—	68.1
Deferred income taxes	28.6	10.5	30.4	—	69.5
Prepaid income taxes	21.0	—	—	—	21.0
Prepaid expenses and other	5.8	20.4	114.6	—	140.8
Total current assets	120.7	1,223.4	2,753.8	(3,069.8)	1,028.1
Investments in consolidated subsidiaries	10,227.7	972.1	283.0	(11,482.8)	—
Notes receivable - affiliate	—	318.6	—	(318.6)	—
Goodwill	1,649.5	825.6	1,856.3	—	4,331.4
Other intangibles, net	603.4	365.3	857.0	—	1,825.7
Net property, plant and equipment	10.1	1,283.6	4,162.6	—	5,456.3
Other assets	108.8	16.9	64.4	—	190.1
Total Assets	$12,720.2	$5,005.5	$9,977.1	$(14,871.2)	$12,831.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$92.4	$—	$0.1	$—	$92.5
Current portion of interest rate swaps	29.4	—	—	—	29.4
Accounts payable	6.2	64.5	285.8	—	356.5
Affiliates payable, net	3,217.8	—	—	(3,065.1)	152.7
Notes payable - affiliate	—	—	4.7	(4.7)	—
Advance payments and customer deposits	—	17.1	199.6	—	216.7
Accrued taxes	0.2	24.4	73.0	—	97.6
Accrued interest	148.7	3.8	17.3	—	169.8
Other current liabilities	33.9	15.2	239.6	—	288.7
Total current liabilities	3,528.6	125.0	820.1	(3,069.8)	1,403.9
Long-term debt	7,996.2	99.6	472.8	—	8,568.6
Notes payable - affiliate	—	—	318.6	(318.6)	—
Deferred income taxes	675.8	413.6	783.1	—	1,872.5
Other liabilities	60.7	51.5	415.5	—	527.7
Total liabilities	12,261.3	689.7	2,810.1	(3,388.4)	12,372.7
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	437.8	3,794.9	3,979.4	(7,774.3)	437.8
Accumulated other comprehensive income	21.1	—	19.8	(19.8)	21.1
Retained earnings	—	481.5	3,085.9	(3,567.4)	—
Total shareholders’ equity	458.9	4,315.8	7,167.0	(11,482.8)	458.9
Total Liabilities and Shareholders’ Equity	$12,720.2	$5,005.5	$9,977.1	$(14,871.2)	$12,831.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of December 31, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$13.7	$0.7	$33.8	$—	$48.2
Restricted cash	9.7	—	—	—	9.7
Accounts receivable (less allowance for doubtful accounts of $40.0)	—	117.4	517.9	—	635.3
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	743.7	1,864.5	(2,608.2)	—
Inventories	—	49.8	17.9	—	67.7
Deferred income taxes	202.1	10.5	28.9	—	241.5
Prepaid income taxes	29.7	—	—	—	29.7
Prepaid expenses and other	5.6	20.8	126.3	—	152.7
Total current assets	260.8	947.7	2,589.3	(2,613.0)	1,184.8
Investments in consolidated subsidiaries	9,997.5	936.7	291.1	(11,225.3)	—
Notes receivable - affiliate	—	321.3	—	(321.3)	—
Goodwill	1,649.5	825.6	1,856.3	—	4,331.4
Other intangibles, net	645.0	397.6	977.5	—	2,020.1
Net property, plant and equipment	10.2	1,350.9	4,341.5	—	5,702.6
Other assets	120.3	14.8	70.6	—	205.7
Total Assets	$12,683.3	$4,794.6	$10,126.3	$(14,159.6)	$13,444.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$84.9	$—	$0.1	$—	$85.0
Current portion of interest rate swaps	30.0	—	—	—	30.0
Accounts payable	5.0	54.8	326.1	—	385.9
Affiliates payable, net	2,758.9	—	—	(2,608.2)	150.7
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	17.4	206.1	—	223.5
Accrued taxes	0.2	33.8	70.3	—	104.3
Accrued interest	95.4	1.8	6.3	—	103.5
Other current liabilities	38.1	17.2	307.1	—	362.4
Total current liabilities	3,012.5	125.0	920.8	(2,613.0)	1,445.3
Long-term debt	8,044.9	99.6	477.7	—	8,622.2
Notes payable - affiliate	—	—	321.3	(321.3)	—
Deferred income taxes	724.7	421.7	891.9	—	2,038.3
Other liabilities	60.7	28.8	408.8	—	498.3
Total liabilities	11,842.8	675.1	3,020.5	(2,934.3)	12,604.1
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	812.0	3,657.5	3,978.8	(7,636.3)	812.0
Accumulated other comprehensive income	28.5	—	26.3	(26.3)	28.5
Retained earnings	—	422.6	3,018.8	(3,441.4)	—
Total shareholders’ equity	840.5	4,119.5	7,105.8	(11,225.3)	840.5
Total Liabilities and Shareholders’ Equity	$12,683.3	$4,794.6	$10,126.3	$(14,159.6)	$13,444.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2014
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash provided from operations	$43.4	$354.8	$715.5	$—	$1,113.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.4)	(75.5)	(475.8)	—	(552.7)
Broadband network expansion funded by stimulus grants	—	(0.3)	(11.3)	—	(11.6)
Changes in restricted cash	2.0	—	—	—	2.0
Grant funds received for broadband stimulus projects	25.8	—	—	—	25.8
Grant funds received from Connect America Fund	—	9.4	16.6	—	26.0
Network expansion funded by Connect America Fund	—	(0.5)	(1.5)	—	(2.0)
Net cash provided from (used in) investing activities	26.4	(66.9)	(472.0)	—	(512.5)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(452.4)	—	—	—	(452.4)
Repayments of debt and swaps	(1,049.0)	—	—	—	(1,049.0)
Proceeds of debt issuance	985.0	—	—	—	985.0
Intercompany transactions, net	500.0	(290.5)	(209.5)	—	—
Payments under capital lease obligations	—	—	(19.8)	—	(19.8)
Other, net	(9.5)	2.7	(2.7)	—	(9.5)
Net cash used in financing activities	(25.9)	(287.8)	(232.0)	—	(545.7)
Increase in cash and cash equivalents	43.9	0.1	11.5	—	55.5
Cash and Cash Equivalents:
Beginning of period	13.7	0.7	33.8	—	48.2
End of period	$57.6	$0.8	$45.3	$—	$103.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash (used in) provided from operations	$(92.5)	$426.7	$826.5	$—	$1,160.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.0)	(117.0)	(548.0)	—	(666.0)
Broadband network expansion funded by stimulus grants	—	(3.5)	(25.3)	—	(28.8)
Changes in restricted cash	11.5	—	1.5	—	13.0
Grant funds received for broadband stimulus projects	53.5	—	—	—	53.5
Net cash provided from (used in) investing activities	64.0	(120.5)	(571.8)	—	(628.3)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(444.6)	—	—	—	(444.6)
Repayments of debt and swaps	(3,443.1)	—	(650.1)	—	(4,093.2)
Proceeds of debt issuance	3,997.5	—	—	—	3,997.5
Debt issuance costs	(29.7)	—	—	—	(29.7)
Intercompany transactions, net	(74.4)	(309.1)	383.5	—	—
Payments under capital lease obligations	—	—	(13.8)	—	(13.8)
Other, net	(7.2)	2.7	(2.7)	—	(7.2)
Net cash used in financing activities	(1.5)	(306.4)	(283.1)	—	(591.0)
Decrease in cash and cash equivalents	(30.0)	(0.2)	(28.4)	—	(58.6)
Cash and Cash Equivalents:
Beginning of period	57.5	1.1	73.4	—	132.0
End of period	$27.5	$0.9	$45.0	$—	$73.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

Debentures and notes, issued by PAETEC Holding Corporation

In connection with the acquisition of PAETEC on November 30, 2011, Windstream Corp. acquired the PAETEC 2018 Notes (“the guaranteed notes”). Windstream Corp. and all former wholly-owned subsidiaries of PAETEC (the “Guarantors”) provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Windstream Corp. The remaining subsidiaries (the “Non-Guarantors”) of Windstream Corp. are not guarantors of these guaranteed notes.

Upon completing an internal legal entity restructuring, as of January 1, 2014, certain of Windstream Corp.’s guarantor and non-guarantor subsidiaries were merged with and into Windstream Corp. Prior period information has been revised to reflect the change in our legal entity structure.

The following information presents condensed consolidated and combined statements of comprehensive income for the three and nine month periods ended September 30, 2014 and 2013, condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, condensed consolidated and combined statements of cash flows for the three and nine month periods ended September 30, 2014 and 2013 of Windstream Corp., the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Corp. and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended September 30, 2014
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$487.6	$923.0	$(1.0)	$1,409.6
Product sales	—	—	29.9	16.3	(0.3)	45.9
Total revenues and sales	—	—	517.5	939.3	(1.3)	1,455.5
Costs and expenses:
Cost of services	—	—	308.0	363.6	(0.7)	670.9
Cost of products sold	—	—	24.0	15.3	(0.3)	39.0
Selling, general and administrative	—	—	132.2	99.3	—	231.5
Depreciation and amortization	5.3	—	106.5	236.7	—	348.5
Merger and integration costs	—	—	—	10.0	—	10.0
Restructuring charges	—	—	1.4	2.2	—	3.6
Total costs and expenses	5.3	—	572.1	727.1	(1.0)	1,303.5
Operating (loss) income	(5.3)	—	(54.6)	212.2	(0.3)	152.0
Earnings (losses) from consolidated subsidiaries	69.6	(26.4)	(0.1)	(0.7)	(42.4)	—
Other (expense) income, net	(0.3)	—	—	0.2	—	(0.1)
Intercompany interest income (expense)	31.8	—	—	(31.8)	—	—
Interest expense	(130.9)	(9.6)	(0.1)	(2.8)	—	(143.4)
(Loss) income before income taxes	(35.1)	(36.0)	(54.8)	177.1	(42.7)	8.5
Income tax (benefit) expense	(43.3)	(3.5)	(21.1)	68.3	(0.1)	0.3
Net income (loss)	$8.2	$(32.5)	$(33.7)	$108.8	$(42.6)	$8.2
Comprehensive income (loss)	$13.8	$(32.5)	$(33.7)	$108.8	$(42.6)	$13.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended September 30, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$485.6	$958.9	$(1.7)	$1,442.8
Product sales	—	—	37.0	19.3	(0.6)	55.7
Total revenues and sales	—	—	522.6	978.2	(2.3)	1,498.5
Costs and expenses:
Cost of services	—	—	292.6	352.9	(0.7)	644.8
Cost of products sold	—	—	28.7	18.6	(1.1)	46.2
Selling, general and administrative	—	—	132.7	110.9	(0.5)	243.1
Depreciation and amortization	6.2	—	101.4	230.6	—	338.2
Merger and integration costs	—	—	(0.4)	6.2	—	5.8
Restructuring charges	—	—	1.9	(1.1)	—	0.8
Total costs and expenses	6.2	—	556.9	718.1	(2.3)	1,278.9
Operating (loss) income	(6.2)	—	(34.3)	260.1	—	219.6
Earnings (losses) from consolidated subsidiaries	106.7	(16.9)	(0.2)	0.2	(89.8)	—
Other expense, net	(0.8)	—	(0.3)	(4.5)	—	(5.6)
Loss on early extinguishment of debt	(14.6)	(0.1)	—	—	—	(14.7)
Intercompany interest income (expense)	33.0	—	—	(33.0)	—	—
Interest (expense) income	(138.7)	(9.6)	0.1	(0.6)	—	(148.8)
(Loss) income before income taxes	(20.6)	(26.6)	(34.7)	222.2	(89.8)	50.5
Income tax (benefit) expense	(51.2)	(3.9)	(13.7)	88.7	—	19.9
Net income (loss)	$30.6	$(22.7)	$(21.0)	$133.5	$(89.8)	$30.6
Comprehensive income (loss)	$25.1	$(22.7)	$(21.0)	$133.5	$(89.8)	$25.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Nine Months Ended September 30, 2014
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$1,460.5	$2,789.5	$(3.0)	$4,247.0
Product sales	—	—	94.5	45.2	(0.3)	139.4
Total revenues and sales	—	—	1,555.0	2,834.7	(3.3)	4,386.4
Costs and expenses:
Cost of services	—	—	895.5	1,074.6	(2.3)	1,967.8
Cost of products sold	—	—	78.3	41.9	(0.1)	120.1
Selling, general and administrative	—	—	406.4	326.9	(0.6)	732.7
Depreciation and amortization	16.3	—	312.4	702.7	—	1,031.4
Merger and integration costs	—	—	—	26.0	—	26.0
Restructuring charges	—	—	7.2	12.6	—	19.8
Total costs and expenses	16.3	—	1,699.8	2,184.7	(3.0)	3,897.8
Operating (loss) income	(16.3)	—	(144.8)	650.0	(0.3)	488.6
Earnings (losses) from consolidated subsidiaries	229.7	(71.3)	(0.2)	(0.5)	(157.7)	—
Other (expense) income, net	(0.4)	—	0.1	0.4	—	0.1
Intercompany interest income (expense)	95.1	—	—	(95.1)	—	—
Interest (expense) income	(392.8)	(28.7)	0.1	(6.4)	—	(427.8)
(Loss) income before income taxes	(84.7)	(100.0)	(144.8)	548.4	(158.0)	60.9
Income tax (benefit) expense	(123.9)	(10.9)	(55.9)	212.5	(0.1)	21.7
Net income (loss)	$39.2	$(89.1)	$(88.9)	$335.9	$(157.9)	$39.2
Comprehensive income (loss)	$31.8	$(89.1)	$(88.9)	$335.9	$(157.9)	$31.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Nine Months Ended September 30, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$1,451.3	$2,892.9	$(4.7)	$4,339.5
Product sales	—	—	102.2	56.2	(1.2)	157.2
Total revenues and sales	—	—	1,553.5	2,949.1	(5.9)	4,496.7
Costs and expenses:
Cost of services	—	—	883.6	1,051.3	(2.3)	1,932.6
Cost of products sold	—	—	81.0	59.0	(1.8)	138.2
Selling, general and administrative	—	—	397.2	322.2	(1.8)	717.6
Depreciation and amortization	18.8	—	294.3	686.6	—	999.7
Merger and integration costs	—	—	(0.4)	18.2	—	17.8
Restructuring charges	—	—	4.4	3.9	—	8.3
Total costs and expenses	18.8	—	1,660.1	2,141.2	(5.9)	3,814.2
Operating (loss) income	(18.8)	—	(106.6)	807.9	—	682.5
Earnings (losses) from consolidated subsidiaries	352.5	(56.9)	(0.6)	0.7	(295.7)	—
Other income (expense), net	2.1	—	0.6	(7.7)	—	(5.0)
Loss on early extinguishment of debt	(17.1)	(11.4)	—	—	—	(28.5)
Intercompany interest income (expense)	103.2	—	—	(103.2)	—	—
Interest (expense) income	(447.0)	(31.6)	0.1	(1.2)	—	(479.7)
(Loss) income from continuing operations before income taxes	(25.1)	(99.9)	(106.5)	696.5	(295.7)	169.3
Income tax (benefit) expense	(147.7)	(16.7)	(41.1)	252.9	—	47.4
Income (loss) from continuing operations	122.6	(83.2)	(65.4)	443.6	(295.7)	121.9
Discontinued operations	—	—	0.7	—	—	0.7
Net income (loss)	$122.6	$(83.2)	$(64.7)	$443.6	$(295.7)	$122.6
Comprehensive income (loss)	$135.2	$(83.2)	$(64.7)	$443.6	$(295.7)	$135.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of September 30, 2014
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$57.6	$—	$5.3	$40.8	$—	$103.7
Restricted cash	7.7	—	—	—	—	7.7
Accounts receivable (less allowance for doubtful accounts of $40.2)	—	—	306.1	312.1	(0.9)	617.3
Affiliates receivable, net	—	366.0	—	4,181.7	(4,547.7)	—
Inventories	—	—	18.7	49.4	—	68.1
Deferred income taxes	28.6	—	—	76.9	(36.0)	69.5
Prepaid income taxes	21.0	0.1	—	—	(0.1)	21.0
Prepaid expenses and other	5.8	—	30.6	103.1	1.3	140.8
Total current assets	120.7	366.1	360.7	4,764.0	(4,583.4)	1,028.1
Investments in consolidated subsidiaries	10,227.7	—	0.7	—	(10,228.4)	—
Goodwill	1,649.5	643.8	—	2,038.1	—	4,331.4
Other intangibles, net	603.4	—	442.7	779.6	—	1,825.7
Net property, plant and equipment	10.1	—	724.2	4,722.0	—	5,456.3
Deferred income taxes	—	216.1	90.0	—	(306.1)	—
Other assets	108.8	—	17.1	64.2	—	190.1
Total Assets	$12,720.2	$1,226.0	$1,635.4	$12,367.9	$(15,117.9)	$12,831.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$92.4	$—	$—	$0.1	$—	$92.5
Current portion of interest rate swaps	29.4	—	—	—	—	29.4
Accounts payable	6.2	—	94.1	256.2	—	356.5
Affiliates payable, net	3,217.8	—	1,477.7	—	(4,542.8)	152.7
Advance payments and customer deposits	—	—	78.7	138.0	—	216.7
Accrued taxes	0.2	—	25.2	71.9	0.3	97.6
Accrued interest	148.7	14.8	2.0	4.3	—	169.8
Other current liabilities	33.9	4.7	73.5	213.5	(36.9)	288.7
Total current liabilities	3,528.6	19.5	1,751.2	684.0	(4,579.4)	1,403.9
Long-term debt	7,996.2	470.9	—	101.5	—	8,568.6
Deferred income taxes	675.8	—	—	1,502.8	(306.1)	1,872.5
Accumulated losses in excess of investments in consolidated subsidiaries	—	143.1	—	—	(143.1)	—
Other liabilities	60.7	1.9	53.7	411.4	—	527.7
Total liabilities	12,261.3	635.4	1,804.9	2,699.7	(5,028.6)	12,372.7
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	—	—	—	67.7	(67.7)	—
Additional paid-in capital	437.8	842.0	0.7	5,994.5	(6,837.2)	437.8
Accumulated other comprehensive income	21.1	—	—	25.9	(25.9)	21.1
Accumulated (deficit) retained earnings	—	(251.4)	(170.2)	3,580.1	(3,158.5)	—
Total shareholders’ equity	458.9	590.6	(169.5)	9,668.2	(10,089.3)	458.9
Total Liabilities and Shareholders’ Equity	$12,720.2	$1,226.0	$1,635.4	$12,367.9	$(15,117.9)	$12,831.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of December 31, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$13.7	$—	$7.8	$26.7	$—	$48.2
Restricted cash	9.7	—	—	—	—	9.7
Accounts receivable (less allowance for doubtful accounts of $40.0)	—	—	251.0	384.5	(0.2)	635.3
Affiliates receivable, net	—	374.3	—	3,670.4	(4,044.7)	—
Inventories	—	—	10.6	57.1	—	67.7
Deferred income taxes	202.1	—	—	76.5	(37.1)	241.5
Prepaid income taxes	29.7	0.1	—	—	(0.1)	29.7
Prepaid expenses and other	5.6	—	29.9	116.0	1.2	152.7
Total current assets	260.8	374.4	299.3	4,331.2	(4,080.9)	1,184.8
Investments in consolidated subsidiaries	9,997.5	—	0.8	—	(9,998.3)	—
Goodwill	1,649.5	643.8	—	2,038.1	—	4,331.4
Other intangibles, net	645.0	—	533.6	841.5	—	2,020.1
Net property, plant and equipment	10.2	—	799.3	4,893.1	—	5,702.6
Deferred income taxes	—	219.0	31.0	—	(250.0)	—
Other assets	120.3	—	16.2	69.2	—	205.7
Total Assets	$12,683.3	$1,237.2	$1,680.2	$12,173.1	$(14,329.2)	$13,444.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$84.9	$—	$—	$0.1	$—	$85.0
Current portion of interest rate swaps	30.0	—	—	—	—	30.0
Accounts payable	5.0	—	85.9	295.0	—	385.9
Affiliates payable, net	2,758.9	—	1,431.7	—	(4,039.9)	150.7
Advance payments and customer deposits	—	—	77.7	145.8	—	223.5
Accrued taxes	0.2	—	24.5	79.3	0.3	104.3
Accrued interest	95.4	3.7	2.3	2.1	—	103.5
Other current liabilities	38.1	4.0	87.1	270.5	(37.3)	362.4
Total current liabilities	3,012.5	7.7	1,709.2	792.8	(4,076.9)	1,445.3
Long-term debt	8,044.9	475.8	—	101.5	—	8,622.2
Deferred income taxes	724.7	—	—	1,563.6	(250.0)	2,038.3
Accumulated losses in excess of investments in consolidated subsidiaries	—	71.8	—	—	(71.8)	—
Other liabilities	60.7	2.3	51.6	383.7	—	498.3
Total liabilities	11,842.8	557.6	1,760.8	2,841.6	(4,398.7)	12,604.1
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	—	—	—	67.7	(67.7)	—
Additional paid-in capital	812.0	842.0	—	5,865.0	(6,707.0)	812.0
Accumulated other comprehensive income	28.5	—	—	32.4	(32.4)	28.5
Accumulated (deficit) retained earnings	—	(162.4)	(80.6)	3,366.4	(3,123.4)	—
Total shareholders’ equity	840.5	679.6	(80.6)	9,331.5	(9,930.5)	840.5
Total Liabilities and Shareholders’ Equity	$12,683.3	$1,237.2	$1,680.2	$12,173.1	$(14,329.2)	$13,444.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2014
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash provided from (used in) operations	$43.4	$(8.3)	$115.2	$963.7	$(0.3)	$1,113.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.4)	—	(126.9)	(424.4)	—	(552.7)
Broadband network expansion funded by stimulus grants	—	—	—	(11.6)	—	(11.6)
Changes in restricted cash	2.0	—	—	—	—	2.0
Grant funds received for broadband stimulus projects	25.8	—	—	—	—	25.8
Grant funds received from Connect America Fund	—	—	—	26.0	—	26.0
Network expansion funded by Connect America Fund	—	—	—	(2.0)	—	(2.0)
Net cash provided from (used in) investing activities	26.4	—	(126.9)	(412.0)	—	(512.5)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(452.4)	—	—	—	—	(452.4)
Repayments of debt and swaps	(1,049.0)	—	—	—	—	(1,049.0)
Proceeds of debt issuance	985.0	—	—	—	—	985.0
Intercompany transactions, net	500.0	8.3	15.2	(523.8)	0.3	—
Payments under capital lease obligations	—	—	(6.0)	(13.8)	—	(19.8)
Other, net	(9.5)	—	—	—	—	(9.5)
Net cash (used in) provided from financing activities	(25.9)	8.3	9.2	(537.6)	0.3	(545.7)
Increase (decrease) in cash and cash equivalents	43.9	—	(2.5)	14.1	—	55.5
Cash and Cash Equivalents:
Beginning of period	13.7	—	7.8	26.7	—	48.2
End of period	$57.6	$—	$5.3	$40.8	$—	$103.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash (used in) provided from operations	$(92.5)	$(41.9)	$165.5	$1,129.8	$(0.2)	$1,160.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.0)	—	(122.1)	(542.9)	—	(666.0)
Broadband network expansion funded by stimulus grants	—	—	—	(28.8)	—	(28.8)
Changes in restricted cash	11.5	—	1.5	—	—	13.0
Grant funds received for broadband stimulus projects	53.5	—	—	—	—	53.5
Net cash provided from (used in) investing activities	64.0	—	(120.6)	(571.7)	—	(628.3)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(444.6)	—	—	—	—	(444.6)
Repayments of debt and swaps	(3,443.1)	(650.0)	—	(0.1)	—	(4,093.2)
Proceeds of debt issuance	3,997.5	—	—	—	—	3,997.5
Debt issuance costs	(29.7)	—	—	—	—	(29.7)
Intercompany transactions, net	(74.4)	691.9	(47.5)	(570.2)	0.2	—
Payments under capital lease obligations	—	—	(11.6)	(2.2)	—	(13.8)
Other, net	(7.2)	—	—	—	—	(7.2)
Net cash (used in) provided from financing activities	(1.5)	41.9	(59.1)	(572.5)	0.2	(591.0)
Decrease in cash and cash equivalents	(30.0)	—	(14.2)	(14.4)	—	(58.6)
Cash and Cash Equivalents:
Beginning of period	57.5	—	26.5	48.0	—	132.0
End of period	$27.5	$—	$12.3	$33.6	$—	$73.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Pending Transaction - Proposed Spin-off of Certain Network and Real Estate Assets:

On July 29, 2014, we announced plans to spin off certain telecommunications network assets, including our fiber and copper networks and other real estate, into Communications Sales & Leasing, Inc. (“CS&L”), an independent, publicly traded real estate investment trust (“REIT”). The REIT will lease use of the assets to us through an exclusive long-term triple-net lease with an initial term of 15 years at an initial estimated rent payment of $650.0 million per year. The lease is expected to include up to four 5 year renewal options and provide for annual rent escalations of 0.5 percent after the third year of the initial lease term. We will continue to operate and maintain the assets in order to deliver advanced communications and technology services to consumers and businesses. We will also continue to have sole responsibility for meeting our existing regulatory obligations following the creation of the REIT. The REIT will focus on expanding and diversifying its assets and tenants through future acquisitions. We will also contribute our consumer competitive local exchange carrier business to the REIT, which will continue to operate this business.

Our board of directors approved a plan to pursue the proposed spin-off following the receipt of a favorable private letter ruling from the Internal Revenue Service relating to certain tax matters regarding the tax-free nature of the spin-off and the qualification of the spun off assets as real property for REIT purposes.

As part of this proposed transaction, shareholders will retain their existing Windstream shares and we expect our shareholders to receive one share of the REIT for every four shares of Windstream common stock held as of the record date in the form of a tax-free dividend. We anticipate the REIT will raise approximately $3.5 billion in new debt, the proceeds of which will be used to fund a special cash dividend to Windstream, the amount of which we expect to be approximately $1.2 billion, and to complete a tax-free debt exchange of existing Windstream Corp. debt obligations of approximately $2.2 billion. Net of estimated transaction costs and financing fees, we expect to reduce Windstream Corp.’s total outstanding long-term debt by approximately $3.2 billion through completion of the debt exchange and receipt of the special cash dividend. We do not expect any significant operational changes as a result of the transaction.

We anticipate that the spin-off will occur in the first quarter of 2015. We plan to maintain our current dividend practice through the close of the transaction. If the closing date of the spin-off is not on the record date of Windstream’s normal quarterly dividend, we intend to pay a pro rata dividend to our shareholders based on the number of days elapsed in the quarter. Following the close of the spin-off transaction, Windstream initially expects to pay an annual dividend of $.10 per share and CS&L initially expects to pay an annual dividend of $2.40 per share (which would be equivalent to a $.60 per share Windstream dividend per annum).

Completion of the proposed spin-off is contingent on receipt of regulatory approvals, final approval from our board of directors, execution of all definitive agreements, and satisfaction of other customary conditions. We may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change the terms of the spin-off.

14. Subsequent Events:

On October 6, 2014, we began notifying certain eligible participants of the Windstream Pension Plan of a lump sum pension payment offer. Under this offer, eligible participants can elect to receive a single lump sum payment in full settlement of all future benefit payments due, commence an immediate monthly annuity, or take no action at all. The election of a single lump sum payment, which is the actuarial equivalent of the participant’s vested accrued pension benefit as of December 2014, will result in the permanent cancellation of any rights to future pension benefits earned by the participant from prior service to Windstream.  Individuals eligible for the voluntary lump sum payment option are former employees and certain of their beneficiaries with termination dates on or prior to June 7, 2014 who have not yet commenced their pension benefit payments. We are offering the lump sum payment option in an effort to reduce our long-term pension obligations and administrative expenses of the Windstream Pension Plan. We estimate that, depending on a participation rate of 40 percent to 60 percent, we could reduce our pension benefit obligation by approximately $75.0 million to $112.0 million. Lump sum payments will be made from existing plan assets, and as such, we do not expect to make any contributions to the Windstream Pension Plan in connection with this offer. Eligible individuals have until November 24, 2014 to accept the lump sum payment offer and we expect to distribute the lump sum payments by December 17, 2014. Actual participation rates, payout amounts and the financial impacts will not be known until early December 2014.

On November 5, 2014, we declared a dividend of $0.25 per share on our common stock, which is payable on January 15, 2015 to shareholders of record on December 31, 2014.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context indicates otherwise, the terms “Windstream,” “we,” “us” or “our” refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Corporation, and the term “Windstream Corp.” refers to Windstream Corporation and its subsidiaries.

The following sections provide an overview of our results of operations and highlight key trends and uncertainties in our business. Certain statements constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2014, for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

ORGANIZATIONAL STRUCTURE

Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company and the parent of Windstream Corporation (“Windstream Corp.”). Windstream Holdings common stock trades on the Nasdaq Global Select Market under the ticker symbol “WIN”. All shares of Windstream Corp. common stock are held by Windstream Holdings and do not trade on any stock market. Windstream Corp. and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result also file periodic reports with the SEC. Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Corp.’s debt agreements.

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Corp. other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, Nasdaq listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Corp. to Windstream Holdings. For the three and nine month periods ended September 30, 2014, the amount of expenses directly incurred by Windstream Holdings were approximately $0.4 million and $2.0 million, respectively, on a pretax basis, or $0.2 million and $1.2 million on an after-tax basis. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Corp.

PROPOSED SPIN-OFF OF CERTAIN NETWORK AND REAL ESTATE ASSETS

On July 29, 2014, we announced plans to spin off certain telecommunications network assets, including our fiber and copper networks and other real estate, into Communications Sales & Leasing, Inc. (“CS&L”), an independent, publicly traded real estate investment trust (“REIT”). The REIT will lease use of the assets initially to us through an exclusive long-term triple-net lease with an initial estimated rent payment of $650.0 million per year. We will continue to operate and maintain the assets in order to deliver advanced communications and technology services to consumers and businesses. We will also continue to have sole responsibility for meeting our existing regulatory obligations following the creation of the REIT. The REIT will focus on expanding and diversifying its assets and tenants through future acquisitions. We will also contribute our consumer competitive local exchange carrier (“CLEC”) business to the REIT, which will continue to operate this business. Revenues from the consumer CLEC business were approximately $27.4 million for the nine month period ended September 30, 2014.

The tax-free spin-off should enable Windstream to realize significant financial flexibility by lowering long-term debt by approximately $3.2 billion and potentially allow us to accelerate broadband investments, transition faster to an IP network or pursue additional growth opportunities to better serve customers.

As part of this proposed transaction, shareholders will retain their existing Windstream shares and are expected to receive one share of the REIT for every four shares of Windstream common stock held as of the record date in the form of a tax-free dividend. We plan to maintain our current dividend practice through the close of the transaction. If the closing date of the spin-off is not on the record date of Windstream’s normal quarterly dividend, we intend to pay a pro rata dividend to our shareholders based on the number of days elapsed in the quarter. We anticipate that the spin-off will occur in the first quarter of 2015.

Following the close of the spin-off transaction, Windstream initially expects to pay an annual dividend of $.10 per share and CS&L initially expects to pay an annual dividend of $2.40 per share (which would be equivalent to a $.60 per share Windstream dividend per annum).

Completion of the proposed spin-off is contingent on receipt of regulatory approvals, final approval from our board of directors, execution of all definitive agreements, and satisfaction of other customary conditions. No assurances can be given that such conditions will be satisfied or as to the timing of any regulatory action. We may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change the terms of the spin-off. See Note 13 to the unaudited consolidated financial statements for additional information regarding the proposed spin-off.

OVERVIEW

Our vision is to be the premier enterprise communications and services provider in the United States while maintaining our strong, stable consumer business. We provide advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 118,000 miles, a robust business sales division and 27 data centers.

STRATEGY

Our business strategy is focused on maximizing growth opportunities with our enterprise business customers while optimizing our cost structure and maintaining the stability of our consumer business with the goal of generating solid and sustainable cash flows over the long-term to build shareholder value. In implementing our strategy, we continue to invest in capital initiatives designed to drive improvements in network performance and to enhance our ability to provide advanced solutions to our business customers and increase broadband speeds and capacity in our consumer markets. We continue to transition revenue streams away from traditional consumer voice services to our strategic growth areas of business services and consumer broadband. Business service and consumer broadband revenues were 72.8 percent of total revenues for both of the three and nine month periods ended September 30, 2014, as compared to 72.2 percent and 71.7 percent for the same periods in 2013. The diversification of our revenue streams is key to our success in accelerating revenue growth opportunities as we combat the effects of revenue declines from consumer customer losses and wholesale revenue declines due to intercarrier compensation reform.

The expansion of our fiber transport network through capital investment has enhanced our ability to provide wireless transport, or backhaul services. As cellular customers consume more wireless data, wireless carriers need more bandwidth on the wireline transport network. We made significant investments during 2012 and 2013 to accommodate the wireless carriers’ additional bandwidth needs, including fiber-to-the-tower deployments designed to increase capacity and replace copper facilities servicing wireless towers. We expect wireless data usage to continue to increase, which will drive the need for additional wireless backhaul capacity.

On the consumer front, we are continuing to make investments to increase broadband speeds and capacity throughout our territories. Although new customer growth is slowing as the market becomes more heavily penetrated, we expect increases in real-time streaming video and traditional Internet usage to motivate customers to upgrade to faster broadband speeds with a higher price. Our consumer business remains under pressure due to competition from wireless carriers, cable television companies and other companies using emerging technologies.

We believe that we are well positioned to grow our business by investing in our network, offering advanced products and solutions, targeting business customers and controlling costs through our disciplined approach to capital and expense management. In leveraging these strengths, we expect to continue to create significant value for both our customers and our shareholders.

Dividend

One way in which we create shareholder value is through the payment of dividends on our common stock. Since our formation as a public company in 2006, our current dividend practice is to pay a quarterly dividend of $0.25 per common share or $1 per common share on an annual basis. As previously discussed, in connection with the proposed spin-off and formation of the REIT, we expect to lower our annual dividend from $1 per common share to $.10 per share. If the completion of the proposed spin-off does not occur on the record date of Windstream's normal quarterly dividend, we intend to pay a pro rata dividend to our shareholders based on the number of days elapsed in the quarter.

Our dividend practice can be changed at any time at the discretion of our board of directors. Accordingly, we cannot assure you we will continue paying dividends at the current rate or the post-spin adjusted rate. See “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information.

EXECUTIVE SUMMARY

Key activities during the nine month period ended September 30, 2014, included:

•	continued focus on revenue growth opportunities in our business service and consumer broadband areas, including implementation of targeted price increases;

•
implemented new initiatives to enhance business sales and productivity and launched an expanded advertising campaign to increase brand awareness and highlight our integrated solutions and customized service; and

•	continued focus on operational efficiency and cost management strategies.

Each of these initiatives reflected our ongoing efforts to become the premier enterprise communications and services provider.

BUSINESS TRENDS

The following discussion highlights key trends affecting our business:

Business communications services: Demand for advanced communications services is expected to drive growth in revenues from business customers. To meet this demand, we continue to expand our capabilities in integrated voice and data services, which deliver voice and broadband services over a single Internet connection. We also offer multi-site networking services which provide a fast and private connection between business locations as well as a variety of other data services. We leverage our national network to offer more complex and customized solutions to our customers. While offering sales growth opportunities, the shift to more complex solutions requiring additional customization can lead to longer installation times. We view this as a strategic growth area, but we are subject to competition from other carriers and cable companies, which could suppress growth and result in lower operating margins. Business locations decreased 31,800, or 5.2 percent, during the twelve month period ended September 30, 2014 primarily due to business closures and competition. We combat competition by offering personalized service to our business customers through advanced customized solutions, an integrated sales approach, and dedicated representatives. See “Competition” in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014, for more details.

Data center services: Many businesses are moving towards cloud computing and managed services as an alternative to a traditional information technology (“IT”) infrastructure. Our data centers are capable of delivering those services, and we are actively investing in data center expansion in order to meet the growing demand for these types of services. In addition to cloud computing and managed services, our data centers offer colocation services, in which we provide a safe, secure environment for storage of servers and networking equipment.

Carrier access: As wireless data usage grows, wireless carriers need additional bandwidth on the wireline network to accommodate the additional wireless traffic. We have made significant success-based capital investments to provide backhaul services to wireless carriers. These investments include building out fiber to new wireless towers and replacing copper facilities with fiber facilities to wireless towers we already serve. We will continue to make success-based capital investments to offer additional wireless backhaul services to wireless carriers; however, these investments have decreased substantially during 2014 as we have reached the vast majority of existing towers within our targeted area. In the near term, carrier access revenues will be adversely impacted by declining demand for dedicated copper-based circuits, as wireless carriers continue to migrate traffic to fiber-based connections.

Consumer high-speed Internet: As of September 30, 2014, we provided high-speed Internet service to approximately 74 percent of primary residential lines in service. The number of high-speed Internet customers we serve will continue to be impacted by the effects of competition from other service providers and increased penetration in the marketplace as the number of households without high-speed Internet service continues to shrink. As a result, consumer high-speed Internet connections decreased 41,400, or 3.5 percent during the twelve month period ended September 30, 2014. To offset the effects of competition, we believe growing customer demand for faster speeds and value-added services, such as online security and back-up, will drive growth in consumer high-speed Internet revenues. We continue to focus on increasing our broadband speeds available to customers. As of September 30, 2014, we could deliver speeds up to 3 Megabits per second (“Mbps”) to approximately 99 percent of our addressable lines, and speeds of up to 6 Mbps, 12 Mbps, and 24 Mbps are available to approximately 79 percent, 53 percent, and 18 percent of our addressable lines, respectively.

Consumer voice line losses: Voice and switched access revenues will continue to be adversely impacted by future declines in voice lines due to competition from cable companies, wireless carriers and providers using other emerging technologies. To combat competitive pressures, we continue to emphasize our bundled products and services. Our consumers can bundle voice, high-speed Internet and video services, providing one convenient billing solution and multi-service discounts. We believe that product bundles positively impact customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. As of September 30, 2014, all of our voice lines had wireless competition and approximately 70 percent of our voice lines had fixed-line voice competition. Consumer voice lines decreased 112,200, or 6.4 percent during the twelve month period ended September 30, 2014, primarily due to the effects of competition.

Synergies and operational efficiencies: To secure our bottom line against evolving revenue streams and a shift in our revenue mix that has resulted in a higher proportion of lower margin revenues, we are committed to aggressive cost management strategies that emphasize operational efficiencies. During the nine month period ended September 30, 2014, we completed a workforce reduction to increase operational efficiency by eliminating approximately 400 positions, including 175 resulting from a voluntary separation initiative. We anticipate annualized savings of approximately $20.0 million as a result. For the duration of 2014, we will remain focused on improvements in our cost structure through network grooming and continued declines in the cost of providing services resulting from operational efficiencies and billing system conversions that will further reduce costs.

ORGANIZATION AND RESULTS OF OPERATIONS

We provide a wide range of telecommunication services, from advanced data solutions for businesses to basic voice services. Our sales, marketing and customer support teams are structured based upon the type of customer they serve. We deliver these services over owned or leased network facilities. Our corporate support teams, such as finance and accounting, human resources and legal, support our operations as a whole.

The following table reflects the consolidated operating results of Windstream Holdings as of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions) (a)	2014	2013	2014	2013
Revenues and sales:
Service revenues:
Business	$902.4	$917.6	$2,716.2	$2,747.7
Consumer	321.3	322.3	951.1	975.0
Wholesale	131.5	147.8	414.2	450.4
Other	54.4	55.1	165.5	166.4
Total service revenues	1,409.6	1,442.8	4,247.0	4,339.5
Product sales	45.9	55.7	139.4	157.2
Total revenues and sales	1,455.5	1,498.5	4,386.4	4,496.7
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	670.9	644.8	1,967.8	1,932.6
Cost of products sold	39.0	46.2	120.1	138.2
Selling, general and administrative	231.9	243.1	734.7	717.6
Depreciation and amortization	348.5	338.2	1,031.4	999.7
Merger and integration costs	10.0	5.8	26.0	17.8
Restructuring charges	3.6	0.8	19.8	8.3
Total costs and expenses	1,303.9	1,278.9	3,899.8	3,814.2
Operating income	151.6	219.6	486.6	682.5
Other (expense) income, net	(0.1)	(5.6)	0.1	(5.0)
Loss on early extinguishment of debt	—	(14.7)	—	(28.5)
Interest expense	(143.4)	(148.8)	(427.8)	(479.7)
Income from continuing operations before income taxes	8.1	50.5	58.9	169.3
Income taxes	0.1	19.9	20.9	47.4
Income from continuing operations	8.0	30.6	38.0	121.9
Discontinued operations	—	—	—	0.7
Net income	$8.0	$30.6	$38.0	$122.6

(a)	Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact net income or comprehensive income.

The following table reflects the consolidated operating metrics of Windstream Holdings as of September 30:

(Thousands)	2014	2013
Business Operating Metrics:
Customer locations
Enterprise	216.3	208.8
Small business	364.4	403.7
Total customer locations (a)	580.7	612.5
Total business customers	357.7	393.9
Carrier special access circuits	84.3	101.5

Consumer Operating Metrics:
Voice lines	1,640.5	1,752.7
High-speed Internet	1,142.0	1,183.4
Digital television customers	389.9	409.5
Total consumer connections	3,172.4	3,345.6

(a)
Business customer locations include each individual customer location to which we provide service and exclude carrier special access circuits. Business customer locations are segmented between Enterprise locations which represent customer relationships that generate $750 or more in revenue per month and Small business locations which represent customer relationships that generate less than $750 in revenue per month.

A detailed discussion and analysis of our consolidated operating results is presented below.

Business Service Revenues

Business service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services provided to enterprise and small business customers. Business services also include revenues from other carriers for special access circuits and fiber connections. We expect business service revenues to be favorably impacted by increasing demand for integrated data and voice services, multi-site networking and data center services. As wireless data usage grows and fourth generation (“4G”) networks are expanded, we expect to provide special access services to support the capacity needs of wireless carriers. Fiber-to-the-tower initiatives are designed to accommodate network capacity requirements for wireless carriers as a result of growing wireless data usage. In the near term, carrier access revenues will be adversely impacted by declining demand for dedicated copper-based circuits, as wireless carriers continue to migrate traffic to fiber-based connections.

We experience competition in the business channel primarily from other carriers, including traditional telephone companies and competitive providers. Cable companies are also a source of competition, primarily for small business customers, but have begun to compete for larger customers by expanding their product and sales capabilities.

For the three and nine month periods ended September 30, 2014, business locations decreased by approximately 5,300 and 25,000, respectively, compared to decreases of 8,100 and 22,800 for the same periods in 2013. Our growth in enterprise customer locations is outpaced by losses in small business customer locations, primarily due to business closures and competition from cable companies. However, our enterprise locations are growing strategic revenue through sales of integrated voice and data services, data center and managed services, and advanced data services such as multi-site networking.

While opportunities for growth from business services continue, competition as well as general economic conditions may impact future revenue growth. In addition, traditional business voice and long-distance service revenues continue to decline due to competition and migration to more advanced integrated voice and data services.

The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in data and integrated services and high speed Internet revenues (a)	$11.0		$26.2
Due to increases in data center and managed services revenues (b)	5.6		16.3
Due to decreases in traditional voice, long distance and miscellaneous revenues (c)	(14.2)		(40.7)
Due to decreases in carrier revenues (d)	(17.6)		(33.3)
Net decreases in business revenues	$(15.2)	(2)%	$(31.5)	(1)%

(a)
Increases in data and integrated services revenues were primarily due to continued demand for advanced data services and customer migration to our integrated voice and data services, previously discussed.

(b)
Increases in data center and managed services revenues; which include cloud computing, colocation, dedicated server and disaster recovery solutions for business customers; reflected increased demand and incremental sales of these services. In order to support the higher demand, we have added four data centers since the first quarter of 2013.

(c)
Decreases in traditional voice and long-distance service revenues were primarily attributable to lower usage, adverse effects of competition and the migration of existing customers to integrated services and bundled offerings. These declines were partially offset by incremental revenues attributable to the access recovery charge (“ARC”) of $4.3 million and $14.6 million in the three and nine month periods ended September 30, 2014, respectively, primarily due to an increase in the monthly rate effective July 1st of each year. The ARC is a monthly charge established by the FCC designed to mitigate revenue reductions from intercarrier compensation reform.

(d)
Carrier revenues primarily consist of monthly recurring charges for dedicated circuits and fiber-to-the-tower connections. The decreases in these revenues were attributable to a decline in special access charges for dedicated copper-based circuits as carriers accelerate migration to fiber-based networks, partially offset by incremental revenues derived from our fiber-to-the-tower connections, previously discussed.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers. We expect the trend of consumer voice line loss to continue as a result of competition from wireless carriers, cable companies and other providers using emerging technologies. For the three and nine month periods ended September 30, 2014, consumer voice lines decreased by approximately 29,800 and 81,800, respectively, compared to decreases of 30,600 and 89,200 for the same periods in 2013. Demand for faster broadband speeds and Internet-related services, such as virus protection and online data backup services, are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues due to competition.

For the three and nine month periods ended September 30, 2014, consumer high-speed Internet customers decreased by approximately 11,800 and 28,900, respectively, compared to decreases of 11,100 and 31,200 for the same periods in 2013. As of September 30, 2014, we provided high-speed Internet service to approximately 74 percent of primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2014, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. The number of high-speed Internet customers we serve will continue to be impacted by the effects of competition from other service providers and increased penetration in the marketplace as the number of households without high-speed Internet service continues to shrink.

To combat competitive pressures in our markets, we emphasize our bundled service strategy and enhancements to our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice, long distance, high-speed Internet and video services.

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in high-speed Internet revenues (a)	$1.7		$4.7
Due to decreases in voice, long distance and miscellaneous revenues (b)	(2.7)		(28.6)
Net decreases in consumer revenues	$(1.0)	—%	$(23.9)	(2)%

(a)
Increases in high-speed Internet revenues were primarily due to the continued migration of customers to higher speeds, increased sales of value added services and targeted price increases, partially offset by a decline in high-speed Internet customers, as previously discussed.

(b)	Decreases in voice service revenues were primarily attributable to the decline in voice lines, partially offset by the affects of targeted price increases.

Wholesale Service Revenues

Wholesale service revenues include switched access revenues, federal Universal Service Fund (“USF”) revenues and voice and data services sold to other carriers on a wholesale basis.

Switched access revenues include usage sensitive revenues from long distance companies and other carriers for access to our network in connection with the completion of long distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of our network facilities. USF revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas, as further discussed in the “Regulatory Matters” section. In addition, we offer voice and data services on a wholesale basis to other carriers.

Revenues from these services are expected to decline due to voice line losses and continued reductions in switched access rates. However, we expect these declines to have less of an impact in 2014 due to the previous implementation of the majority of intercarrier compensation reform rate reductions.

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in voice, long distance and other revenues (a)	$2.8		$1.1
Due to decreases in state USF revenues	(0.6)		(2.2)
Due to changes in federal USF revenues (b)	(5.5)		1.2
Due to decreases in switched access revenues (c)	(13.0)		(36.3)
Net decreases in wholesale revenues	$(16.3)	(11)%	$(36.2)	(8)%

(a)	Increases in voice, long distance and other revenues were primarily due to increased minutes of usage.

(b)
Federal USF revenues primarily consist of revenues attributable to the access recovery mechanism (“ARM”) and frozen USF support. The ARM is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform not covered by the ARC, previously discussed. The decline in the three months ended September 30, 2014 is mostly attributable to a decrease in the ARM monthly rate effective July 1, 2014.

(c)
Decreases in switched access revenues were primarily due to the impact of intercarrier compensation reform and a continued decline in network demand. As previously discussed, the ARC and ARM are designed to help mitigate the revenue losses resulting from intercarrier compensation reform.

Other Service Revenues

Other service revenues include USF surcharge revenues, revenues from other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise. We no longer offer new consumer service in those areas. As a result, we expect other service revenues to decline as existing customers disconnect. As previously discussed, we expect to transfer this business to the REIT in connection with the proposed spin-off of certain network and real estate assets. Other service revenues decreased $0.7 million, or 1 percent, and $0.9 million, or less than 1 percent in the three and nine month periods ended September 30, 2014, respectively, compared to the same periods in 2013.

Product Sales

Product sales consist of sales of various types of communications equipment to our customers. Business product sales includes high-end data and communications equipment which facilitate the delivery of advanced data and voice services to our business customers. Consumer product sales include high-speed Internet modems, home networking equipment, computers and phones. We also sell network equipment to contractors on a wholesale basis.

The following table reflects the primary drivers of year-over-year changes in product sales:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in consumer product sales	$(0.2)		$4.2
Due to decreases in contractor sales	(1.4)		(11.4)
Due to decreases in business product sales	(8.2)		(10.6)
Net decreases in product sales	$(9.8)	(18)%	$(17.8)	(11)%

Cost of Services

Cost of services expense primarily consists of charges incurred for network operations, interconnection, bad debt and business taxes. Network operations charges include salaries and wages, materials, contractor costs, IT support and costs to lease certain network facilities. Interconnection consists of charges incurred to access the public switched network and transport traffic to the Internet, including charges paid to other carriers for access points where we do not own the primary network infrastructure. Other expense consists of third-party costs for ancillary voice and data services, business and financial services, bad debt and business taxes.

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in interconnection expense (a)	$8.0		$(1.2)
Due to increases in network operations (b)	6.7		16.2
Due to increases in postretirement and pension (c)	5.5		22.1
Due to changes in other expense	3.2		(15.7)
Due to increases in Federal USF expenses (d)	2.7		13.8
Net increases in cost of services	$26.1	4%	$35.2	2%

(a)
Increase in interconnection expense during the three month period ended September 30, 2014 was attributable to increased purchases of circuits due to the growth in data customers, as well as higher capacity circuits to service existing customers and increase the transport capacity of our network, partially offset by the favorable impact of network efficiency projects, rate reductions, and lower long distance usage by our customers.

(b)	Increases in network operations were primarily due to adding new data centers and increasing capacity at existing data center locations.

(c)
Increases in postretirement and pension expense primarily resulted from the difference in the amount of curtailment gains recognized during the first quarter of 2014 and the three and nine month periods ended September 30, 2013 related to the elimination of medical and prescription subsidies for certain active employees. These curtailment gains reduced cost of services by $5.1 million in the nine month period ended September 30, 2014 compared to reductions of $4.5 million and $24.1 million in the three and nine month periods ended September 30, 2013, respectively. See Note 7 for additional information.

(d)	Increases in federal USF contributions were driven by an increase in the average USF contribution factor for the nine month period ended September 30, 2014, compared to the same period a year ago.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The change in cost of products sold was consistent with the change in product sales.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to decreases in product sales to consumers	$(0.3)		$(0.1)
Due to decreases in sales to contractors	(1.4)		(11.2)
Due to decreases in product sales to business customers	(5.5)		(6.8)
Net decreases in cost of products sold	$(7.2)	(16)%	$(18.1)	(13)%

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in postretirement and pension (a)	$2.5		$8.0
Due to increases in sales and marketing expenses (b)	0.6		18.5
Due to decreases in other costs	(7.1)		(4.7)
Due to decreases in employee medical expenses	(7.2)		(4.7)
Net changes in SG&A and other expenses	$(11.2)	(5)%	$17.1	2%

(a)
Increases in postretirement and pension expense primarily resulted from the difference in the amount of curtailment gains recognized during the first quarter of 2014 and the three and nine month periods ended September 30, 2013 related to the elimination of medical and prescription subsidies for certain active employees. These curtailment gains reduced SG&A expenses by $4.4 million in the nine month period ended September 30, 2014 compared to reductions of $2.0 million and $8.1 million in the three and nine month periods ended September 30, 2013, respectively. See Note 7 for additional information.

(b)
Increase in sales and marketing expenses in the nine month period ended September 30, 2014 was primarily due to the expansion of enterprise marketing campaigns designed to generate sales leads and promote brand awareness.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets.

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in depreciation expense (a)	$19.1		$58.1
Due to decreases in amortization expense (b)	(8.8)		(26.4)
Net increases in depreciation and amortization expense	$10.3	3%	$31.7	3%

(a)	Increases in depreciation expense were primarily due to additions to property, plant and equipment.

(b)
Decreases in amortization expense reflected the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each year as the intangible assets amortize.

Merger, Integration and Restructuring Costs

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs primarily consist of expenses incurred for IT and network conversions, rebranding, and consulting fees. Expenses for IT conversions and other transition activities related to the 2011 acquisition of PAETEC Holding Corp (“PAETEC”) and fees related to the proposed spin-off of certain network and real estate assets account for the merger and integration costs incurred for the periods presented.

Restructuring charges are primarily incurred as a result of evaluations of our operating structure. Among other things, these evaluations explore opportunities to provide greater flexibility in managing and financing existing and future strategic operations, for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. Severance, lease exit costs and other related charges are included in restructuring charges.

On February 21, 2014, we announced a reduction in workforce to increase operational efficiency. As a result, we eliminated approximately 400 positions on or before March 3, 2014, with about 175 of the eliminated positions resulting from a voluntary separation initiative. In connection with this workforce reduction, we incurred pre-tax restructuring charges of $12.1 million during the first quarter of 2014, primarily consisting of severance and other employee benefit costs.

Set forth below is a summary of merger, integration and restructuring costs for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2014	2013	2014	2013
Merger and integration costs:
Employee-related transition costs	$—	$1.5	$—	$5.2
Information technology conversion costs (a)	4.2	2.6	15.7	7.5
Rebranding, consulting and other costs (b)	5.8	1.7	10.3	5.1
Total merger and integration costs	10.0	5.8	26.0	17.8
Restructuring charges (c)	3.6	0.8	19.8	8.3
Total merger, integration and restructuring costs	$13.6	$6.6	$45.8	$26.1

(a)	Information technology conversion costs incurred in both periods primarily consisted of redundant IT platform integrations designed to improve processes and drive efficiencies.

(b)
Includes costs incurred related to the proposed spin-off of certain telecommunications network assets into an independent, publicly traded REIT. See Note 13 to the consolidated financial statements for additional information related to the proposed transaction.

(c)	Includes charges related to the workforce reduction completed in the first quarter of 2014 as discussed above, as well as other restructuring activities.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of September 30, 2014, we had unpaid merger, integration and restructuring liabilities totaling $7.0 million, which consisted of $0.6 million associated with restructuring initiatives and $6.4 million related to merger and integration activities, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 9).

Operating Income

Operating income decreased $68.0 million, or 31.0 percent and $195.9 million, or 28.7 percent during the three and nine month periods ended September 30, 2014, respectively, as compared to the same periods in 2013. The decreases were primarily due to reductions in business, consumer and wholesale revenues as a result of declining demand for dedicated copper-based circuits, voice line losses and intercarrier compensation reform, respectively. Increases in postretirement and pension expense due to the effects of curtailment gains recognized in each period, higher sales and marketing expenses attributable to our brand awareness initiatives and additional depreciation expense resulting from additions to property, plant and equipment also contributed to the declines in operating income for the three and nine month periods ended September 30, 2014.

Other (Expense) Income, Net

Set forth below is a summary of other (expense) income, net for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2014	2013	2014	2013
Interest income	$0.1	$—	$1.0	$1.0
Loss on sale of non-operating assets	—	—	—	(3.3)
Other (expense) income, net	(0.1)	(4.9)	(0.6)	(4.2)
Ineffectiveness of interest rate swaps	(0.1)	(0.7)	(0.3)	1.5
Other (expense) income, net	$(0.1)	$(5.6)	$0.1	$(5.0)
Loss on Early Extinguishment of Debt

During the third quarter of 2013, Windstream Corp. retired all $500.0 million of the outstanding 7.000 percent notes due March 15, 2019 (“2019 Notes”) using proceeds from the private placement of $500.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021 (“2021 Notes”). During the nine month period ended September 30, 2013 , Windstream Corp. also retired all $650.0 million of the outstanding 8.875 percent PAETEC Notes due June 30, 2017 (“PAETEC 2017 Notes”). The PAETEC 2017 Notes were repurchased using proceeds from the issuance of $700.0 million of 6.375 percent notes due August 1, 2023 (“2023 Notes”). Windstream Corp. also amended its senior secured credit facility including issuance of Tranche B4, the proceeds of which were used to repay Tranche A2, Tranche B and Tranche B2 during the first quarter of 2013. The retirements and a portion of the credit facility amendment were accounted for under the extinguishment method of accounting, and, as a result, Windstream Corp. recognized losses due to the extinguishment of the aforementioned debt obligations.

The loss on early extinguishment of debt was as follows for the three and nine month period ended September 30, 2013:

	Three Months Ended	Nine Months Ended
(Millions)
2019 Notes:
Premium on early redemption	$(13.6)	$(13.6)
Third-party fees for early redemption	(0.5)	(0.5)
Unamortized debt issuance costs on original issuance	(0.6)	(0.6)
Loss on early extinguishment for 2019 Notes	(14.7)	(14.7)
Senior secured credit facility:
Unamortized debt issuance costs on original issuance	—	$(2.5)
Loss on early extinguishment for senior secured credit facility	—	(2.5)
PAETEC 2017 Notes:
Premium on early redemption	—	(51.5)
Third-party fees for early redemption	—	(1.0)
Unamortized premium on original issuance	—	41.2
Loss on early extinguishment for PAETEC 2017 Notes	—	(11.3)
Total loss on early extinguishment of debt	$(14.7)	$(28.5)

Interest Expense

Set forth below is a summary of interest expense for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2014	2013	2014	2013
Senior secured credit facility, Tranche A	$4.2	$4.6	$12.8	$13.8
Senior secured credit facility, Tranche B	17.9	18.8	53.3	55.3
Senior secured credit facility, revolving line of credit	5.4	4.9	16.5	9.4
Senior unsecured notes	96.2	101.3	288.2	322.1
Credit facility extension fees	—	—	—	6.2
Notes issued by subsidiaries	11.2	11.2	33.6	36.8
Impacts of interest rate swaps	7.3	9.2	22.1	40.3
Interest on capital and other lease obligations	2.0	0.8	4.1	2.1
Less capitalized interest expense	(0.8)	(2.0)	(2.8)	(6.3)
Total interest expense	$143.4	$148.8	$427.8	$479.7

Interest expense decreased $5.4 million, or 3.6 percent and $51.9 million, or 10.8 percent for the three and nine month periods ended September 30, 2014, respectively, as compared to the same periods in 2013. The decreases in both 2014 periods were primarily due to the payoffs of $800.0 million of 8.125 percent notes due August 1, 2013 and $500.0 million of 7.0 percent notes due March 15, 2019 which were both completed in the third quarter of 2013, the payoff of the PAETEC 2017 Notes completed in January 2013, and the absence of credit facility extension fees related to refinancing activities completed in the first quarter of 2013. These decreases were partially offset by additional borrowings subsequent to September 30, 2013 under the revolving line of credit and Tranche B5 of the senior credit facility.

Windstream Corp. has entered into ten interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. Four of the swaps are off-market swaps; therefore, they contain an embedded financing element, which the swap counterparties recover through an incremental charge in Windstream Corp.’s fixed rate over what would be charged for an on-market swap. As such, a portion of the cash payment on the swaps represents the rate Windstream Corp. would pay on a hypothetical on-market interest rate swap and is recognized in interest expense. The remaining six pay fixed, receive variable interest rate swap agreements, are designated as cash flow hedges of the previously unhedged interest rate risk inherent in Windstream Corp.’s senior secured credit facility and mature on June 17, 2016. See Note 4 for additional details.

Income Taxes

Income tax expense decreased $19.8 million, or 99.5 percent and $26.5 million, or 55.9 percent, for the three and nine month periods ended September 30, 2014, respectively, as compared to the same periods in 2013. The decreases in income tax expense for the three and nine month periods ended September 30, 2014 were primarily due to reductions in income before taxes. The decrease in the nine month period of 2014 was partially offset by the effect of a discrete item recognized in the first quarter of 2013 of $17.8 million of previously unrecognized tax benefits, including interest, as a result of the expiration of the statute of limitations. This discrete item was solely related to 2013 and had no impact to our 2014 income tax expense. Our effective tax rate was 1.2 percent and 35.5 percent for the three and nine month periods ended September 30, 2014, respectively, as compared to 39.4 percent and 28.0 percent in the same periods in 2013. A $3.1 million tax benefit, net of reserves, related to research and development credits was recognized in the third quarter of 2014 and decreased our effective tax rate in the three and nine month periods ended September 30, 2014, while the discrete item in 2013 discussed above significantly lowered our effective tax rate in the nine month period ended September 30, 2013.

For 2014, our annualized effective income tax rate is expected to range between 38.0 percent and 39.0 percent, excluding one-time discrete items. Changes in our relative profitability, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

Regulatory Matters

We are subject to regulatory oversight by the FCC for particular interstate matters and state public utility commissions (“PUCs”) for certain intrastate matters. We are also subject to various federal and state statutes that direct such regulations. We actively monitor and participate in proceedings at the FCC and PUCs and engage federal and state legislatures on matters of importance to us.

From time to time federal and state legislation is introduced dealing with various matters that could affect our business. Most proposed legislation of this type never becomes law. It is difficult to predict what kind of legislation, if any, may be introduced and ultimately will become law.

Federal Regulation and Legislation

Intercarrier Compensation and USF Reform

On November 18, 2011, the FCC released an order (“the Order”) that established a framework for reform of the intercarrier compensation system and the federal USF. The Order included two primary provisions:

•
the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates, mitigated in some cases by two recovery mechanisms; and

•	the provision of USF support for voice and broadband services.

In reforming the USF, the Order established the Connect America Fund (“CAF”), which included a short-term (“CAF Phase I”) and a longer-term (“CAF Phase II”) framework. CAF Phase I provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved and underserved locations. CAF Phase I, Round 1, incremental broadband support was limited to $775 per unserved location in 2012. We elected to accept approximately $0.7 million of the $60.4 million in incremental support allocated to us for 2012. As a result of our aggressive broadband deployment to date, we had very few unserved locations remaining in our service areas for which $775 in incremental support would have made broadband deployment economical. The FCC, however, approved our supported modifications to the rules governing CAF Phase I, Round 2, incremental support. As a result, we were authorized to receive an additional $86.7 million in incremental support for upgrades and new deployments of broadband service. Of the total amount of $86.7 million made available to us, we received $60.7 million in December 2013 and the remaining $26.0 million in the first quarter of 2014. Pursuant to commitments we made while the FCC was considering the rules for Round 2, we will match, on at least a dollar-for-dollar basis, the total amount of Round 2 funding received. The portion of capital expenditures funded by us are included in our capital expenditure totals for each period presented in the accompanying consolidated statements of cash flow.

The FCC continues to work to establish final rules for CAF Phase II funding based on a forward-looking cost model to further extend broadband to high-cost areas. The FCC anticipates making the offer of CAF Phase II support for right-of-first-refusal (“ROFR”) elections to price cap carriers, including us, before the end of 2014. If that offer occurs, the deadline for acceptance will be 120 days later, anticipated to be in early 2015. If we decline the ROFR election for any state, we will still be eligible to participate in a bidding process, along with other interested competitors, for support in that state. In an order released in June 2014, the FCC stated that it expected to be prepared to conduct the competitive bidding process by the end of 2015. At this time, we cannot predict what effects that the final CAF Phase II rules may have on our future consolidated revenues, expenses, or cash flows. Possible outcomes resulting from the final rules may impose on us additional capital expenditure requirements for broadband service expansion, which could have an adverse impact on our future liquidity. Until the implementation of CAF Phase II is complete, the annual “legacy” USF funding will continue to be frozen at 2011 levels. We were required to use one-third of the frozen legacy support to operate and build broadband networks in areas substantially unserved by an unsubsidized competitor in 2013. In 2014, this condition applies to two-thirds of the frozen legacy support, and in 2015 it increases to 100 percent. Our expectation is that our legacy federal USF support will continue to be approximately the same until CAF Phase II is implemented.

As part of the Order’s reform of intercarrier compensation, the FCC established two recovery mechanisms that mitigate the revenue reductions resulting from the reduction and ultimate elimination of terminating access rates. First, the FCC established the ARC, a fee which may be assessed to some of our retail customers. Second, the ARM is a form of additional federal universal service support designed to allow carriers to recover some of the revenue reductions that cannot be recovered through assessment of the ARC. Carriers are required to use ARM support to build and operate broadband networks in areas substantially unserved by an unsubsidized competitor offering fixed voice and broadband service. Our ARM support is expected to decrease incrementally from $51.9 million in 2014 to an estimated $12.3 million in 2017, with a portion of the decrease offset by future increases in ARC revenues. Absent a change by the FCC to its current rules, the ARM will phase out annually in one-third increments, beginning in July 2017, and will be eliminated completely as of July 2019.

On April 25, 2012, the FCC decided that originating access rates for intrastate long distance traffic exchanged between an Internet-protocol network and the traditional telecommunications network should be subject to default rates equal to interstate originating access rates beginning on July 1, 2014. The FCC refused at that time to adopt a mechanism that would allow companies to recover the loss of originating access revenues resulting from the change. Our court challenge to this ruling was rejected in May 2014. We continue to assess the impacts of the FCC’s intercarrier compensation reform on our wholesale business activities.

Set forth below is a summary of intercarrier compensation revenue and federal universal service support included in wholesale revenues within the consolidated statements of income for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2014	2013	2014	2013
Intercarrier compensation revenue	$38.6	$51.6	$126.4	$162.6
Federal universal service support	$35.4	$40.9	$116.6	$115.4

Broadband Stimulus

As part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), approximately $7.2 billion was allocated for the purpose of expanding broadband services to unserved and underserved areas. The Rural Utilities Service (“RUS”), part of the United States Department of Agriculture, approved eighteen of our applications for these funds for projects totaling $241.7 million. The RUS will fund 75 percent of these approved grants, or $181.3 million, and we will fund the remainder of at least $60.4 million.

Selected information related to the broadband stimulus expenditures and receipts is as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2014	2013	2014	2013	Inception to Date
Stimulus capital expenditures funded by RUS	$1.3	$8.7	$11.6	$28.8	$174.8
Stimulus capital expenditures funded by Windstream (a)	8.5	8.9	38.9	30.0	131.8
Total stimulus capital expenditures	$9.8	$17.6	$50.5	$58.8	$306.6
Funds received from RUS	$4.1	$17.8	$25.8	$53.5	$143.5

(a)
Stimulus capital expenditures funded by us are included in our capital expenditure totals for each period presented in the accompanying consolidated statements of cash flows. This total includes certain non-reimbursable charges for which we are responsible for the full amount of the cost.

Internet Network Regulation

On January 14, 2014, the U.S. Court of Appeals for the D.C. Circuit vacated FCC regulations that had prohibited fixed service providers from engaging in unreasonable discrimination and blocking lawful content when offering retail broadband service to consumer, small business and other end user customers. The Court, however, did not overturn the FCC requirement that all providers of broadband Internet access service disclose network management practices, performance characteristics, and commercial terms of service. On May 15, 2014, the FCC proposed to re-institute the “no-blocking” rule and to create a new rule that would bar commercially unreasonable actions from threatening Internet openness. Neither the FCC’s previous regulatory regime nor the proposed framework has caused a change in our existing procedures or operations. As such, we cannot predict at this time the impact that the court decision or future regulations may have on our future revenues or expenses, or whether such impact would be material.

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. For the three and nine month periods ended September 30, 2014, we recognized $28.3 million and $86.0 million, respectively, in state USF revenue, which included approximately $16.7 million and $51.0 million, respectively, from the Texas USF. These payments are intended to provide support, apart from federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In the nine month period ended September 30, 2014, we received $44.3 million from the large company program and $6.7 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All service providers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge collected from their customers.

Several states are currently conducting reviews of their universal service funds. In particular, the Texas PUC currently is considering needs-based reforms that could adversely impact our Texas USF support, but pursuant to state legislation adopted last year, any such reforms cannot take effect prior to 2017. We continue to work with the Texas PUC and industry members to obtain a reasonable outcome. We are not yet able to determine the financial impact of any future Texas USF reform.

New Mexico, Oklahoma, and Pennsylvania are also considering reforms to their state universal service funds. We receive $8.4 million annually from the New Mexico fund, $3.4 million annually from the Oklahoma fund and $13.3 million annually from the Pennsylvania fund. We cannot estimate at this time the financial impact that would result from changes, if any, to these other state funds.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014, for more information regarding our federal and state regulatory matters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We rely largely on operating cash flows and long-term debt to provide for our liquidity requirements. We expect cash flows from operations will be sufficient to fund ongoing working capital requirements, planned capital expenditures, scheduled debt principal and interest payments and dividend payments through the remainder of 2014. We also have access to capital markets and available borrowing capacity under our revolving credit agreements.

Our unrestricted cash position increased by $55.5 million to $103.7 million at September 30, 2014, from $48.2 million at December 31, 2013, as compared to a decrease of $58.6 million during the same period in 2013. Cash inflows in the nine month period of 2014 were primarily from operating activities, the receipt of CAF support and additional grant funds received for broadband stimulus projects. These inflows were partially offset by cash outflows for capital expenditures and dividend payments to shareholders.

Historical Cash Flows

The following table summarizes our cash flow activities for the nine month period ended September 30:

(Millions)	2014	2013
Cash flows provided from (used in):
Operating activities	$1,112.6	$1,160.7
Investing activities	(512.5)	(628.3)
Financing activities	(544.6)	(591.0)
Increase (decrease) in cash and cash equivalents	$55.5	$(58.6)

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $48.1 million in the nine month period ended September 30, 2014, as compared to the same period in 2013. The decrease is primarily attributable to lower earnings and changes in working capital mostly driven by timing differences in the payment of vendor payables. These decreases were partially offset by a reduction in cash interest paid of $59.1 million.

We are currently utilizing net operating loss carryforwards (“NOLs”) and other income tax initiatives to lower our cash income tax obligations during 2014. As a result, we expect cash income tax payments to be less than $10.0 million in 2014. Significant increases in our cash income tax obligations in years after 2014 could adversely impact our cash flow from operations, which in turn, may affect our ability to maintain our current dividend practice.

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings. Cash used in investing activities decreased $115.8 million in the nine month period ended September 30, 2014, as compared to the same period in 2013, primarily due to decreased capital expenditures, further discussed below. Cash flows from investing activities during the nine month period ended September 30, 2014 also reflected $26.0 million in additional CAF support.

Capital expenditures were $552.7 million for the nine month period ended September 30, 2014 and $666.0 million for the same period in 2013, a decrease of $113.3 million. Capital expenditures related to our fiber-to-the-tower initiatives declined from the prior year, as we have reached the vast majority of existing towers within our targeted area. Currently, we are executing on fiber-to-the-tower projects we have won. During the first nine months of 2014, expenditures for broadband network expansion funded by stimulus grants also declined $17.2 million compared to the same period of 2013. Network expansion funded by CAF totaled $2.0 million for the nine month period ended September 30, 2014. As previously discussed under "Regulatory Matters", we committed to match on at least a dollar-for-dollar basis the total amount of support we received from the CAF of $86.7 million for upgrades and new deployments of broadband service. Capital expenditures related to CAF projects funded by us are included in additions to property, plant and equipment in the accompanying consolidated statements of cash flows.

We expect that increases in wireless data usage and expansion of wireless 4G networks will continue through the end of 2014, which will provide more opportunities for our wireless backhaul services. Some of our largest customers have delayed the build out of certain fiber-to-the-tower contracts which we had planned to complete during the first half of 2014. While we still expect to deploy fiber to these towers in the future, we expect total 2014 capital expenditures to be approximately $775.0 million.

Cash Flows - Financing Activities

Cash used in financing activities decreased by $46.4 million for the nine month period ended September 30, 2014, as compared to the same period in 2013.

Debt repayments during the first nine months of 2014 totaled approximately $1,049.0 million and consisted primarily of $965.0 million in repayments of borrowings under the revolving line of credit agreement. Comparatively, during the nine month period ended September 30, 2013, Windstream Corp. retired approximately $4.1 billion of long-term debt consisting of all $500.0 million of the outstanding 2019 Notes using proceeds from the private placement of the 2021 Notes, repurchased $650.0 million of PAETEC 2017 Notes and repaid $19.5 million of Tranche A2 and $280.9 million of Tranche B due in July 2013 and $1,042.9 million of Tranche B2 of its senior secured credit facility due in December 2015, plus accrued interest, and repaid at maturity $800.0 million in aggregate principal amount of senior unsecured 8.125 percent notes. Reductions in long-term debt during the nine month period ended September 30, 2013 also included $735.0 million of repayments related to Windstream Corp.’s revolving line of credit, as further discussed below.

Proceeds from new issuances of long term debt during the nine month period ended September 30, 2014 were $985.0 million and consisted solely of new borrowings under the revolving line of credit. During the same period of 2013, new issuances of long term debt totaled approximately $4.0 billion. Windstream Corp. incurred new borrowings of $1,345.0 million under Tranche B4 of its senior secured credit facility due January 23, 2020, the proceeds of which were used to repay the Tranche A2, Tranche B and B2 of the senior secured credit facility; completed the private placement of $700.0 million of the 2023 Notes, the proceeds of which were used to repay the PAETEC 2017 Notes; and completed the private placement of $500.0 million of the 2021 Notes and received proceeds of $517.5 million, of which were used to repay the 2019 Notes. During the nine month period ended September 30, 2013, Windstream Corp. borrowed $1,435.0 million under the revolving line of credit in its senior secured credit facility and later repaid all of these borrowings.

Our board of directors maintain a dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of our common stock. This practice can be changed at any time at the discretion of the board of directors, and is subject to the restricted payment capacity under Windstream Corp.’s debt covenants as further discussed below. Dividends paid to shareholders were $451.6 million, which was an increase of $7.0 million, as compared to the same period in 2013, due to additional shares issued and the vesting of restricted stock units. On November 5, 2014, we declared a dividend of $0.25 per share on our common stock, which is payable on January 15, 2015, to shareholders of record on December 31, 2014. As previously discussed, in connection with the proposed spin-off and formation of the REIT, we expect to lower our annual dividend from $1 per common share to $.10 per share. If the completion of the proposed spin-off does not occur on the record date of Windstream's normal quarterly dividend, we intend to pay a pro rata dividend to our shareholders based on the number of days elapsed in the quarter.

Pension

During the first quarter of 2014, we contributed 1.0 million shares of our common stock to the Windstream Pension Plan to meet our quarterly 2014 funding requirements. At the time of the contribution, the common shares had an appraised value of approximately $8.3 million, as determined by a third party valuation firm. During the third quarter of 2014, we contributed certain of our owned real property to the Windstream Pension Plan. Independent appraisals of the properties contributed were obtained and the Windstream Pension Plan recorded the contribution based on the properties’ aggregate fair value of $80.9 million. We subsequently entered into leases for the contributed properties with initial lease terms of 10 years for certain properties and 20 years for the remaining properties at an aggregate annual rent of approximately $6.3 million. The lease agreements provide for annual rent increases ranging from 2.0 percent to 3.0 percent over the initial lease term and may be renewed for up to three additional five-year terms. The properties are managed on behalf of the Windstream Pension Plan by an independent fiduciary and terms of the lease agreements were negotiated with the fiduciary on an arm’s-length basis.

Debt Capacity

Windstream Holdings has no debt obligations. All of our debt, including the facility described below, have been incurred by our subsidiaries (primarily Windstream Corp.). Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

As of September 30, 2014, Windstream Corp. had $8,661.1 million in long-term debt outstanding, including current maturities (see Note 3). As of September 30, 2014, the amount available for borrowing under Windstream Corp.’s revolving line of credit was $618.9 million. The revolving line of credit will expire on December 17, 2015. During the first half of 2015, we intend to refinance the revolving line of credit and extend its maturity through 2020.

Effective January 23, 2013, Windstream Corp. amended and restated its existing senior secured credit facility to, among other things: (i) provide for the incurrence of up to $1,345.0 million of additional term loans, the proceeds of which were used to repay the full outstanding balance of the credit facility revolver, without any reduction in commitments, and for general corporate purposes; and (ii) modify certain other definitions and provisions.

As of September 30, 2014, Windstream Corp. had approximately $1,400.9 million of restricted payment capacity as governed by its credit facility, which limits the amount of dividends Windstream Corp. may distribute to Windstream Holdings for payment of dividends to Windstream Holdings’ shareholders. Windstream Corp. builds additional capacity through cash generated from operations while dividend payments, and other certain restricted investments reduce the available restricted payments capacity. Windstream Corp. will continue to consider free cash flow accretive initiatives, including strategic opportunities and debt repurchases.

Debt Covenants and Amendments

The terms of the credit facility and indentures issued by Windstream Corp. include customary covenants that, among other things, require Windstream Corp. to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0.

Certain of Windstream Corp.’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Corp.’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2014, Windstream Corp. was in compliance with all debt covenants and restrictions.

Windstream Corp.’s senior secured credit facility and its indentures include maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with Windstream Corp.’s debt covenants.

The non-GAAP financial measure were calculated as follows:

(Millions, except ratios)	September 30, 2014
Gross leverage ratio:
Long term debt including current maturities	$8,661.1
Capital leases, including current maturities	60.0
Total long term debt and capital leases	$8,721.1
Operating income, last twelve months	$815.6
Depreciation and amortization, last twelve months	1,372.6
Other non-cash and non-recurring expense adjustments required by the credit facility and indentures (a)	(8.8)
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$2,179.4
Leverage ratio (b)	4.00
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$2,179.4
Interest expense, last twelve months	$575.8
Adjustments required by the credit facility and indentures (c)	(14.0)
Adjusted interest expense	$561.8
Interest coverage ratio (d)	3.88
Minimum interest coverage ratio allowed	2.75

(a)
Adjustments required by the credit facility and indentures primarily consist of the inclusion of pension and share-based compensation expense, non-recurring merger, integration and restructuring charges.

(b)	The gross leverage ratio is computed by dividing total debt by adjusted EBITDA.

(c)	Adjustments required by the credit facility and indentures primarily consist of the inclusion of capitalized interest and amortization of the discount on long-term debt, net of premiums.

(d)	The interest coverage ratio is computed by dividing adjusted EBITDA by adjusted interest expense.

Credit Ratings

As of September 30, 2014, Moody’s Investors Service, Standard & Poor’s (“S&P”) Corporation and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating (a)	Ba2	BB+	BBB-
Senior unsecured credit rating (a)	B1	B	BB
Corporate credit rating (b)	Ba3	BB-	BB
Outlook (b)	Stable	Stable	Stable

(a)	Ratings assigned to Windstream Corp.

(b)	Corporate credit rating and outlook assigned to Windstream Corp. for Moody’s and Fitch, while S&P assigns corporate credit rating and outlook to Windstream Holdings, Inc.

Factors that could affect our short and long-term credit ratings would include, but are not limited to, a material decline in our operating results, increased debt levels relative to operating cash flows resulting from future acquisitions, increased capital expenditure requirements, or changes to our dividend policy. If our credit ratings were to be downgraded, we might incur higher interest costs on future borrowings, and our access to the public capital markets could be adversely affected.

Our exposure to interest risk is further discussed in the Market Risk section below. A downgrade in our current short or long-term credit ratings would not accelerate scheduled principal payments of our existing long-term debt.

Off-Balance Sheet Arrangements

We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of September 30, 2014:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$92.5	$1,193.4	$2,545.0	$4,805.6	$8,636.5
Interest payments on long-term debt obligations (b)	519.9	1,007.3	797.3	812.9	3,137.4
Total projected long-term debt and interest payments	$612.4	$2,200.7	$3,342.3	$5,618.5	$11,773.9

(a)	Excludes $24.6 million of unamortized premiums (net of discounts) included in long-term debt at September 30, 2014.

(b)	Variable rates on Tranches A and B of the senior secured credit facility are calculated in relation to LIBOR, which was 0.15 percent at September 30, 2014.

Otherwise, there have been no significant changes in our contractual obligations and commitments since December 31, 2013, as set forth in our Annual Report on Form 10-K.

Reconciliation of Non-GAAP Financial Measures

From time to time, we will reference certain non-GAAP measures in our filings. Management’s purpose for including these measures is to provide investors with measures of performance that management uses in evaluating the performance of the business. These non-GAAP measures should not be considered in isolation or as a substitute for measures of financial performance reported under GAAP. Following is a reconciliation of non-GAAP financial measures to the most closely related financial measure reported under GAAP referenced in this filing.

Operating income before depreciation and amortization to GAAP operating income:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Millions)	2014	2013	%	2014	2013	%
Operating income	$151.6	$219.6		$486.6	$682.5
Depreciation and amortization	348.5	338.2		1,031.4	999.7
OIBDA (a)	$500.1	$557.8	(10)%	$1,518.0	$1,682.2	(10)%

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. We believe this measure provides investors with insight into the core earnings capacity of providing communications and technology services to our customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2013, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectability of trade receivables, accounting for pension benefits, calculating depreciation and amortization expense, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies. There were no material changes to these critical accounting policies during the nine month period ended September 30, 2014.
Goodwill is evaluated for impairment annually or whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Events or circumstance that might indicate an interim evaluation is warranted include among other things, unexpected adverse changes in our results of operations and business conditions, including the effects of competition and regulatory actions taken by federal and state regulatory agencies and unfavorable court rulings.
Goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. Additionally, components of an operating segment can be combined as a single reporting unit if the components have similar economic characteristics. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. Prior to performing the two step evaluation, an entity has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. Under the qualitative assessment, if an entity determines that it is more likely than not that a reporting unit’s fair value exceeds its carrying value, then the entity is not required to complete the two step goodwill impairment evaluation.
We test for goodwill impairment on January 1st of each year. As further discussed in Note 2 to the interim consolidated financial statements, we reassessed our reporting unit structure during the fourth quarter of 2013 in connection with the disposal of our software business and changes in certain management responsibilities, and we performed a quantitative analysis as of that date. We estimated the fair value of our reporting units using an income approach supplemented with a market approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. Results of the income approach were corroborated with estimated fair values derived from a market approach, which primarily included the use of comparable multiples of publicly traded companies operating in businesses similar to ours. We also reconciled the estimated fair value of our reporting units to our total market capitalization. Goodwill was assigned to the reporting units using a relative fair value allocation approach.
As of January 1, 2014, we have three reporting units, excluding corporate-level activities. Because only one month had passed from the time we had completed the determination of fair value of our reporting units as of November 30, 2013 and the date of our annual impairment test, we elected to perform a qualitative assessment as of January 1, 2014. As part of this qualitative analysis, we considered whether any changes to the assumptions we used in our most recent quantitative testing would be necessary as a result of changes in general economic conditions, capital markets, telecommunications industry competition and trends, stock prices, and our results of operations that occurred subsequent to November 30, 2013. We also considered that the fair value of each of our reporting units significantly exceeded their carrying amounts as of November 30, 2013 such that a hypothetical 10 percent decrease in the fair value of the reporting units would not have triggered additional impairment testing and analysis. As a result, we concluded that is more likely than not that the fair value of our reporting units is not less than their respective carrying values as of January 1, 2014 and, therefore, we did not perform any additional quantitative analysis.

Recently Issued Authoritative Guidance

The following authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 1.

•	Revenue Recognition

•	Discontinued Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Quarterly Report on Form 10-Q. Forward looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward looking statements include, but are not limited to, statements about our expectation to return a significant portion of our cash flow to shareholders through our dividend, our expectation to maintain our current dividend practice at the current rate of dividend, expected levels of support from universal service funds or other government programs, expected rates of loss of voice lines or inter-carrier compensation, expected increases in high-speed Internet and business data connections, our expected ability to fund operations, expected required contributions to our pension plan, capital expenditures and certain debt maturities from cash flows from operations, expected synergies and other benefits from completed acquisitions, expected effective federal income tax rates, expected annualized savings from the management restructuring, the amounts expected to be received from the Rural Utilities Service to fund a portion of our broadband stimulus projects and the expected benefits of those projects and forecasted capital expenditure amounts. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others:

•	further adverse changes in economic conditions in the markets served by us;

•	the extent, timing and overall effects of competition in the communications business;

•	the impact of new, emerging or competing technologies;

•
for certain operations where we lease facilities from other carriers, adverse effects on the availability, quality of service, price of facilities and services provided by other carriers on which our services depend;

•
the uncertainty regarding the implementation of the Federal Communications Commission’s (“FCC”) rules on intercarrier compensation adopted in 2011, and the potential for the adoption of further rules by the FCC or Congress on intercarrier compensation and/or universal service reform proposals that result in a significant loss of revenue to us;

•	unfavorable rulings by state public service commissions in proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses;

•	material changes in the communications industry that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers;

•	earnings on pension plan investments significantly below our expected long term rate of return for plan assets or a significant change in the discount rate;

•	unfavorable results of litigation or intellectual property infringement claims asserted against us;

•
our ability to continue to pay dividends, which may be affected by changes in our cash requirements, capital spending plan, cash tax payment obligations, or financial position, and which is subject to our capital allocation policy and may be changed at any time at the discretion of our board of directors;

•	unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements, or otherwise;

•	the availability and cost of financing in the corporate debt markets;

•	the potential for adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations;

•
the risks associated with non-compliance by us with regulations or statutes applicable to government programs under which we receive material amounts of end user revenue and government subsidies, or non-compliance by us, our partners, or our subcontractors with any terms of our government contracts;

•	the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities;

•	the effects of federal and state legislation, and rules and regulations governing the communications industry;

•	continued loss of consumer voice lines and consumer high-speed Internet customers;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service; and

•
those additional factors under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, and in subsequent filings with the Securities and Exchange Commission at www.sec.gov.

Additional forward-looking statements specific to the proposed spin-off and formation of the REIT, include but are not limited to, statements regarding the completion of the transaction, the expected closing date of the transaction, the expectation to pay a final pro rata dividend prior to closing, the expected benefits of the transaction, the expected financial attributes of the new Windstream and the REIT company including the initial rent amount, the pro forma dividend and amount and the number of REIT shares to be issued to shareholders. Such statements are based on estimates, projections, beliefs and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors. Factors that could cause actual results to differ materially from those contemplated in our forward-looking statements include, among others:

•	the anticipated timing of the closing of the pending transaction and proposed spin-off;

•	the expected tax treatment of the pending transaction and proposed spin-off;

•	the ability of each of Windstream (post-spin) and the new REIT company to conduct and expand their respective businesses following the proposed spin-off; and

•	the ability to receive, or delays in obtaining, the regulatory approvals required to complete the proposed spin-off.

In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including, among others, general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause our actual results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties that may affect our future results included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our other filings with the Securities and Exchange Commission at www.sec.gov.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2014, are similar to the market risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2014. Market risk is comprised of three elements: interest rate risk, equity risk and foreign currency risk. As further discussed below, we are exposed to market risk from changes in interest rates. We do not own any marketable equity securities other than highly liquid cash equivalents, nor do we operate in foreign countries denominated in foreign currencies.

Interest Rate Risk

We are exposed to market risk through changes in interest rates, primarily as it relates to the variable interest rates we are charged under Windstream Corp.’s senior secured credit facility. Under our current policy, Windstream Corp. enters into interest rate swap agreements to obtain a targeted mixture of variable and fixed interest rate debt such that the portion of debt subject to variable rates does not exceed 25 percent of our total debt outstanding. For a detailed discussion of our interest rate swap agreements, see Note 4 to the consolidated financial statements.

We have established policies and procedures for risk assessment and the approval, reporting and monitoring of interest rate swap activity. We do not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

As of September 30, 2014, Windstream Corp. has entered into ten pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Corp.’s senior secured credit facility. The maturities of the ten interest rate swaps range from June 17, 2016 to October 17, 2019. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates.

As of September 30, 2014 and 2013, the unhedged portion of Windstream Corp.’s variable rate senior secured credit facility was $1,484.6 million, and $1,651.3 million, or approximately 17.1 percent and 18.8 percent of Windstream Corp.’s total outstanding long-term debt, respectively. We have estimated our interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $14.8 million and $16.5 million for the nine month periods ended September 30, 2014 and 2013, respectively. Actual results may differ from this estimate.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Windstream Holdings’ and Windstream Corp.’s disclosure controls and procedures as of the end of the period covered by these quarterly reports (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting.

The term “internal control over financial reporting” (defined in Exchange Act Rule 13a-15(f)) refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in Windstream Holdings’ and Windstream Corp.’s internal control over financial reporting that occurred during the period covered by these quarterly reports, and they have concluded that there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION
Item 1. Legal Proceedings

We are party to various legal proceedings, including certain lawsuits claiming infringement of patents relating to various aspects of our business. In certain of the patent matters, other industry participants are also parties, and we may have claims of indemnification against vendors/suppliers. The ultimate resolution of these legal proceedings cannot be determined at this time. However, based on current circumstances, management does not believe such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of our income, cash flows or financial condition.

In addition, management is currently not aware of any environmental matters, individually or in the aggregate, that would have a material adverse effect on our consolidated financial condition or results of our operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our businesses that were discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014.

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 74.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM HOLDINGS, INC.	WINDSTREAM CORPORATION
(Registrant)	(Registrant)

/s/ Robert E. Gunderman	/s/ Robert E. Gunderman
Robert E. Gunderman Interim Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)	Robert E. Gunderman Interim Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)
November 6, 2014	November 6, 2014

WINDSTREAM HOLDINGS, INC. WINDSTREAM CORPORATION FORM 10-Q INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

10.27
Agreement, by and between Windstream Holdings, Inc. and Brent Whittington, dated as of August 19, 2014 (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings Inc.’s Form 8-K dated August 19, 2014).
*

31(a)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema Document	(a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.